Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 1996-05-15
CIK 910632

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended                       March 31, 1996


[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number                          33-36376

                       ICON Cash Flow Partners L.P. Six
            (Exact name of registrant as specified in its charter)


      Delaware                                        13-3723089
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


          600 Mamaroneck Avenue, Harrison, New York  10528-1632

  (Address of principal executive offices)                         (Zip code)


                                  (914) 698-0600
              Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [
] No

                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)


                        PART I - FINANCIAL INFORMATION

      The following consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations
      The Partnerships portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint venture of 73%, 19%, 8% and less than 1% of total investments at March 31, 1996, respectively, and 68%, 30%, 2% and less than 1% of total investments at March 31, 1995, respectively.

      For the three months ended March 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $12,402,972 and $60,500,739, respectively, to 21 and 984 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 38 and 49 months, respectively.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

      Revenues for the three months ended March 31, 1996 were $2,533,117, representing an increase of $1,905,651 from 1995. The increase in revenues was attributable to an increase in finance income of $1,203,598, an increase in rental income of $603,151, an increase in net gain on sales or remarketing of equipment of $57,370, an increase in interest income and other of $41,297, and an increase in income from equity investment in joint venture of $235. The increase in finance and rental income resulted from the increase in the average size of the finance and operating lease portfolios from 1995 to 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

      Expenses for the three months ended March 31, 1996 were $2,776,871, representing an increase of $2,202,348 from 1995. The increase in expenses was primarily attributable to an increase in interest expense of $939,161, an increase in management fees of $393,469, an increase in amortization of initial direct costs of $257,239, an increase in depreciation expense of $212,162, an increase in administrative expense reimbursements of $155,783, an increase in the provision for bad debts of $150,000 and an increase in general and administrative expense of $122,118. These decreases were partially offset by a decrease in minority interest in joint venture of $27,674 or 60%. Interest expense increased due to an increase in the average debt outstanding from 1995 to 1996.
Amortization of initial direct costs, administrative expense, management fees, reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. The increase in depreciation expense resulted from the Partnerships increased investment in operating leases. A provision for bad debts of $150,000 was required for the three months ended March 31, 1996 as a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience.

                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      Net income (loss) for the three months ended March 31, 1996 and 1995 was ($243,754) and $52,943, respectively. The net income
(loss) per weighted average limited partnership unit outstanding was ($.63) and $.34 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnerships primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $1,690,687 and $5,752,124, respectively, proceeds from sales of equipment of $270,677 and $71,329, respectively, capital contributions, net of offering expenses, of $6,141,456 in 1995, proceeds from recourse debt of $16,273,793 in 1995 and proceeds from non-recourse securitization notes of $5,941,893 in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      On January 29, 1996, the Partnership borrowed $5,941,893 by pledging lease receivables and granting a security interest in the related collateral, or equipment, of a specified group of leases and financing transactions. The borrowing was recorded as a non-recourse note payable, bears interest at a fixed rate of 7.58%, and is payable only from receivable proceeds from the portfolio that has secured it.

      Cash distributions to limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled
$1,030,903 and $353,294, respectively, of which $0 and $52,414 was investment income and $1,030,903 and $300,880 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% and 9.20%, respectively, of which 0% and 1.36% was investment income and 10.75% and 7.84% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1996 and 1995 was $2.69 and 2.30 of which $0 and $.34 was investment income and $2.69 and $1.96 was a return of capital, respectively.

      On February 3, 1995, the Partnership and two affiliates, ICON
Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow
Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition
L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed
$8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and
$1,500,000 (13.39% interest), respectively, to ICON Asset
Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases from an existing portfolio from First Sierra
Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows -
Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased -
Investing activities) and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition
LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements will include 100% of the accounts of ICON Asset
Acquisition LLC with the affiliates share reflected as "Minority interests in joint ventures."

      On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization the portfolio as well as the General Partner's servicing capabilities were rated "A" by Duff &
Phelps, a nationally recognized rating agency.  The General
Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest and to ICON Asset Acquisition LLC the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                         Consolidated Balance Sheets

                                  (unaudited)


                                                  March 31,    December 31,
                                                     1996          1995
       Assets

Cash                                             $  6,931,380   $  8,981,950

Investment in finance leases
  Minimum rents receivable                         66,643,467     65,040,140
  Estimated unguaranteed residual values           15,228,718     12,881,418
  Initial direct costs                              1,789,273      1,674,324
  Unearned income                                 (13,440,875)   (12,707,193)
  Allowance for doubtful accounts                    (497,503)      (361,941)

                                                   69,723,080     66,526,748
Investment in operating leases
  Equipment, at cost                               19,371,603     19,371,603
  Initial direct costs                                263,696        335,613
  Accumulated depreciation                           (848,649)      (636,487)

                                                   18,786,650     19,070,729
Investment in financings
  Receivables due in installments                   8,366,521      8,649,392
  Initial direct costs                                164,175        182,965
  Unearned income                                  (1,131,240)    (1,204,544)
  Allowance for doubtful accounts                     (43.200)       (43,200)

                                                    7,356,256      7,584,613

Other assets                                          847,589        885,346

Equity investment in joint venture                     42,633         41,564

Total assets                                     $103,687,588   $103,090,950

       Liabilities and Partners' Equity

Notes payable - non-recourse                     $ 54,834,470   $ 45,166,000
Note payable - non-recourse - securitized                       12,986,165
15,183,224
Accounts payable to General Partner
  and affiliates, net                                 674,028      1,037,286
Accounts payable - equipment                        3,807,233      8,678,812
Minority interest in joint venture                  1,470,985      1,879,629
Accounts payable - other                              420,652        448,418
Security deposits and deferred credits                346,485        250,768

                                                   74,540,018     72,644,137


                       ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                         Consolidated Balance Sheets

                                  (unaudited)

                                                   March 31,    December 31,
                                                     1996          1995
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                     (39,220)       (26,369)
  Limited partners (383,414 and 383,592
    units outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)                 29,186,790
30,473,182

    Total partners' equity                         29,147,570     30,446,813

Total liabilities and partners' equity           $103,687,588   $103,090,950


































See accompanying notes to consolidated financial statements.
                       ICON Cash Flow Partners L.P. Six

                       (A Delaware Limited Partnership)

                     Consolidated Statements of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                        1996         1995
Revenue

  Finance income                                     $1,754,362   $  550,764
  Rental income                                         603,151        -
  Interest income and other                             115,501       74,204
  Net gain on sales or remarketing
    of equipment                                         58,597        1,227
  Income from equity investment
    in joint venture                                      1,506        1,271

  Total revenues                                      2,533,117      627,466

Expenses

  Interest                                            1,180,959      241,798
  Management fees - General Partner                     489,485       96,016
  Amortization of initial direct costs                  331,719       74,390
  Administrative expense
    reimbursements - General Partner                    225,277       69,494
  Depreciation                                          212,162        -
  General and administrative                            168,798       46,680
  Provision for bad debts                               150,000        -
  Minority interest in joint venture                     18,471       46,145

  Total expenses                                      2,776,871      574,523

Net income (loss)                                    $ (243,754)  $   52,943

Net income (loss) allocable to:
  Limited partners                                   $ (241,316)  $   52,414
                                                     General Partner
(2,438)                                                     529

                                                     $ (243,754)  $   52,943

Weighted average number of limited
  partnership units outstanding                         383,436      153,629

Net income (loss) per weighted average
  limited partnership unit                           $     (.63)  $      .34




See accompanying notes to consolidated financial statements.
                       ICON Cash Flow Partners L. P. Six

                       (A Delaware Limited Partnership)

            Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1996, the Years Ended December 31, 1995 and 1994
               and the Period July 8, 1993 to December 31, 1993

                                  (unaudited)


                      Limited Partner
                      Distributions

                   Return of                Investment             Limited
General
                    Capital                   Income    Partners   Partner
Total
                   (Per weighted average unit)

Initial partners'
 capital contribution
  - July 8, 1993                          $     1,000  $  1,000  $    2,000

Balance at
  December 31, 1993                                    1,000     1,000
2,000

Refund of initial
  limited partners'
  capital contribution                                 (1,000)      -
(1,000)

Proceeds from issuance
  of limited partnership
  units (127,704.10 units)                           12,770,410     -
12,770,410

Sales and
  offering expenses                                    (1,724,005)        -
                  (1,724,005)

Cash distributions
  to partners          $7.59   $2.21         (311,335)           (3,145)
(314,480)

Net income                                     70,181       709      70,890

Balance at
  December 31, 1994                                    10,805,251
(1,436)           10,803,815

Proceeds from issuance
  of limited partnership
  units (256,153.02 units)                           25,615,302     -
25,615,302

                       ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

            Consolidated Statements of Changes in Partners' Equity
                                 (continued)

                  For the Three Months Ended March 31, 1996, the Years Ended December 31, 1995 and 1994
               and the Period July 8, 1993 to December 31, 1993

                                  (unaudited)

                      Limited Partner
                      Distributions

                   Return of                Investment             Limited
General
                    Capital                   Income    Partners   Partner
Total
                   (Per weighted average unit)

Sales and
  offering expenses                       (3,458,068)         -
(3,458,068)

Cash distributions
  to partners          $9.48   $ .29      (2,543,783)            (25,694)
(2,569,477)

Limited partnership units
  redeemed (265 units)                                (20,827)             -
                     (20,827)

Net income                                    75,307        761       76,068

Balance at
  December 31, 1995                                   30,473,182
(26,369)          30,446,813

Cash distributions
  to partners          $2.69   $ -        (1,030,903)            (10,413)
(1,041,316)

Limited partnership units
  redeemed (178 units)                                (14,173)             -
                     (14,173)

Net loss                                    (241,316)            (2,438)
(243,754)

Balance at
  March 31, 1996                         $29,186,790  $ (39,220)           $
29,147,570












See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

 .                    Consolidated Statements of Cash Flows

                     For the Three Months Ended March 31,


                                                       1996        1995
Cash flows from operating activities:
 Net income (loss)                                $   (243,754)           $
52,943
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                        212,162       -
   Rental income - assigned
     operating lease receivables                      (603,151)           -
   Finance income portion of
   receivables paid directly
     to lenders by lessees                            (888,182)
(83,225)
   Amortization of initial direct costs                331,719       74,390
   Allowance for doubtful accounts                     135,562       -
   Net gain on sales or
     remarketing of equipment                          (58,597)
(1,227)
   Income from equity investment
     in joint venture                                   (1,506)
(1,271)
   Distribution from investment
     in joint venture                                1,482,236       -
   Interest expense on non-recourse
     financing paid directly by lessees                601,034       62,346
   Interest expense accrued on non-recourse debt                407,271
175,332
   Collection of principal
     - non-financed receivables                      2,571,188    1,563,614
   Change in operating assets and liabilities:
      Accounts payable to General Partner
        and affiliates, net                           (363,258)
910,731
      Accounts payable - other                         (27,766)
146,762
      Security deposits and deferred credits                    95,717
229,133
      Minority interest in joint ventures           (1,890,880)
2,576,695
      Other, net                                       (69,108)
45,901

        Total adjustments                            1,934,441    5,699,181

     Net cash provided by operating activities                  1,690,687
5,752,124

Cash flows from investing activities:
 Proceeds from sales of equipment                      270,677       71,329
 Initial direct costs                                 (372,089)
(1,622,700)
 Equipment and receivables purchased                (6,329,190)
(28,153,427)

      Net cash used in investing activities                     (6,430,602)
(29,704,798)

                       ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

                     For the Three Months Ended March 31,

                                                       1996        1995

Cash flows from financing activities:
 Proceeds from recourse debt and
   non-recourse securitized debt                     5,941,893   16,273,793
 Redemption of limited partnership units               (14,173)           -
 Cash distributions to partners                     (1,041,316)
(356,862)
 Principal payments on recourse debt and
   non-recourse securitized debt                    (2,197,059)           -
 Issuance of limited partnership units,
   net of offering expenses                              -        6,141,456

      Net cash provided by financing activities                 2,689,345
22,058,387

Net decrease in cash                                (2,050,570)
(1,894,287)

Cash at beginning of period                          8,981,950    7,391,994

Cash at end of period                             $  6,931,380  $ 5,497,707


























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

 For the three months ended March 31, 1996 and 1995, non-cash activities included the following:


                                                      1996          1995

Principal and interest on direct finance
 receivables paid directly to
 lenders by lessees                               $  8,022,035  $   326,187
Principal and interest on non-recourse
 financing paid directly to lenders by lessees                  (8,022,035)
(326,187)
Non-recourse notes payable assumed
 in purchase price                                  10,579,054   28,113,945
Fair value of equipment and receivables
 purchased for debt and payables                   (10,579,054)
(28,113,945)

                                                  $     -       $    -

   Interest expense of $1,180,959 and $241,798 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,008,305 and $237,677, respectively, and other interest of $172,654 and $4,121, respectively.

                     ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                March 31, 1996

                                  (unaudited)
1.  Basis of Presentation

   The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial
Statements included in the Partnership's 1995 Annual Report on Form
10-K and have been prepared in accordance with the accounting policies stated therein.

2.  Redemption of Limited Partnership Units

   The General Partner consented to the Partnership redeeming 178 limited partnership units during 1996. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

3.  Investment in Joint Ventures

   The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

   ICON Asset Acquisition LLC

   On February 3, 1995, the Partnership and two affiliates, ICON
Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow
Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition
L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed
$8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and
$1,500,000 (13.39% interest), respectively, to ICON Asset
Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases from an existing portfolio from First Sierra
Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows -
Proceeds from recourse debt - Financing activities), $10,857,427 in


                      ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

            Notes to Consolidated Financial Statements (continued)

cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased -
Investing activities) and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition
LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition
LLC with the affiliates share reflected as "Minority interests in joint ventures."

   On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization the portfolio as well as the General Partner's servicing capabilities were rated "A" by Duff &
Phelps, a nationally recognized rating agency.  The General
Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest and to ICON Asset Acquisition LLC the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

   ICON Cash Flow LLC I

   On September 21, 1994, the Partnership and an affiliate, ICON
Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell
Douglas MD-83.  The Partnership and Series E contributed $37,682
(1%) and $3,730,493 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow
LLC I acquired the


                     ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $20,771,628. The lease is an operating lease and the lease term expires in March 1997.
Profits, losses, excess cash and disposition proceeds are allocated
1% to the Partnership and 99% to Series E. The Partnership's 1% investment in ICON Cash Flow LLC I, which is accounted for under the equity method, totaled $42,633 at March 31, 1996 and has been reflected as "Equity investment in joint venture." The General
Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC
I as of and for the three months ended March 31, 1996 is summarized below:

                                                 March 31, 1996

  Assets                                          $ 19,238,874

  Liabilities                                     $ 14,975,616

  Equity                                          $  4,263,258

                                               Three Months Ended
                                                 March 31, 1996

  Net income                                      $    150,645


  ICON Cash Flow LLC II

  On March 31, 1995, the Partnership and an affiliate, ICON Cash
Flow Partners, L.P., Series E ("Series E"), formed a joint venture,
ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell
Douglas MD-83.  The Partnership and Series E contributed $3,024,450
(99%) and $30,550 (1%) (See Consolidated Statements of Cash Flows -
 Included in Proceeds from minority interest investors - Financing activities) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt
(See Supplemental Disclosures of Cash Flow Information - Included in Non-recourse notes payable assumed in purchase price) and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $19,371,603. The cash portion of the purchase price ($3,055,000) is included in the Consolidated Statements of Cash Flows - Equipment and receivables purchased - Investing activities. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture."

                      ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements



4. Related Party Transactions

   Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended
March 31, 1996 and 1995 are as follows:

                                    1996            1995

  Management fees                  489,485        96,016   Charged to
Operations                     Acquisition fees            372,089
1,622,700                      Capitalized
  Administrative expense
    reimbursements                 225,277        69,494   Charged to
Operations
  Organization and offering              -                 248,498 Charged to
Equity
  Underwriting commissions               -                 141,999 Charged to
Equity
  Sales commissions                  -               800

  Total                        $ 1,086,851   $ 2,179,507

    The Partnership has investments in three joint ventures with other Partnerships sponsored by the General Partner (See Note 3 for additional information relating to the joint ventures).

5.  Note Payable

    On January 29, 1996, the Partnership borrowed $5,941,893 by pledging lease receivables and granting a security interest in the related collateral, or equipment, of a specified group of leases and financing transactions. The borrowing was recorded as a non-recourse note payable, bears interest at a fixed rate of 7.58%, and is payable only from receivable proceeds from the portfolio that has secured it.

                      ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended March 31, 1996

                       ICON Cash Flow Partners L. P. Six
                       (A Delaware Limited Partnership)



                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON Cash Flow Partners L. P. Six
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1996                        Charles Duggan

   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account
officer of
                                    the General Partner of the
Registrant)