Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SIX
filed 1996-07-11
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                   March 31, 1996
                     ----------------------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from _____________________ to _________________

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


                         PART I - FINANCIAL INFORMATION

      The following consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint venture of 73%, 19%, 8% and less than 1% of total investments at March 31, 1996, respectively, and 68%, 30%, 2% and less than 1% of total investments at March 31, 1995, respectively.

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

      Expenses for the three months ended March 31, 1996 were $2,776,871, representing an increase of $2,202,348 from 1995. The increase in expenses was primarily attributable to an increase in interest expense of $939,161, an increase in management fees of $393,469, an increase in amortization of initial direct costs of $257,239, an increase in depreciation expense of $212,162, an increase in administrative expense reimbursements of $155,783, an increase in the provision for bad debts of $150,000 and an increase in general and administrative expense of $122,118. These decreases were partially offset by a decrease in minority interest in joint venture of $27,674 or 60%. Interest expense increased due to an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, administrative expense, management fees, reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. The increase in depreciation expense resulted from the Partnership's increased investment in operating leases. A provision for bad debts of $150,000 was required for the three months ended March 31, 1996 as a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience.

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

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $1,690,687 and $5,752,124, respectively, proceeds from sales of equipment of $270,677 and $71,329, respectively, capital contributions, net of offering expenses, of $6,141,456 in 1995, proceeds from recourse debt of $16,273,793 in 1995 and proceeds from non-recourse securitization notes of $5,941,893 in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases from an existing portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased Investing activities) and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements will include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                    March 31,      December 31,
                                                      1996             1995
       Assets

Cash .........................................   $   6,931,380    $   8,981,950
                                                 -------------    -------------

Investment in finance leases
  Minimum rents receivable ...................      66,643,467       65,040,140
  Estimated unguaranteed residual values .....      15,228,718       12,881,418
  Initial direct costs .......................       1,789,273        1,674,324
  Unearned income ............................     (13,440,875)     (12,707,193)
  Allowance for doubtful accounts ............        (497,503)        (361,941)
                                                 -------------    -------------

                                                    69,723,080       66,526,748
Investment in operating leases
  Equipment, at cost .........................      19,371,603       19,371,603
  Initial direct costs .......................         263,696          335,613
  Accumulated depreciation ...................        (848,649)        (636,487)
                                                 -------------    -------------

                                                    18,786,650       19,070,729
Investment in financings
  Receivables due in installments ............       8,366,521        8,649,392
  Initial direct costs .......................         164,175          182,965
  Unearned income ............................      (1,131,240)      (1,204,544)
  Allowance for doubtful accounts ............         (43,200)         (43,200)
                                                 -------------    -------------

                                                     7,356,256        7,584,613

Other assets .................................         847,589          885,346
                                                 -------------    -------------

Equity investment in joint venture ...........          42,633           41,564
                                                 -------------    -------------

Total assets .................................   $ 103,687,588    $ 103,090,950
                                                 =============    =============

       Liabilities and Partners' Equity

Notes payable - non-recourse .................   $  54,834,470    $  45,166,000
Note payable - non-recourse - securitized ....      12,986,165       15,183,224
Accounts payable to General Partner
  and affiliates, net ........................         674,028        1,037,286
Accounts payable - equipment .................       3,807,233        8,678,812
Minority interest in joint venture ...........       1,470,985        1,879,629
Accounts payable - other .....................         420,652          448,418
Security deposits and deferred credits .......         346,485          250,768
                                                 -------------    -------------

                                                    74,540,018       72,644,137

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                    March 31,      December 31,
                                                      1996             1995
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .............................        (39,220)         (26,369)
  Limited partners (383,414 and 383,592
    units outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)     29,186,790       30,473,182
                                                 -------------    -------------

    Total partners' equity ....................     29,147,570       30,446,813
                                                 -------------    -------------

Total liabilities and partners' equity ........  $ 103,687,588    $ 103,090,950
                                                 =============    =============


































See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                         1996         1995
Revenue

  Finance income                                      $1,754,362   $  550,764
  Rental income                                          603,151        -
  Interest income and other                              115,501       74,204
  Net gain on sales or remarketing
    of equipment                                          58,597        1,227
  Income from equity investment
    in joint venture                                       1,506        1,271
                                                      ----------   ----------

  Total revenues                                       2,533,117      627,466
                                                      ----------   ----------

Expenses

  Interest                                             1,180,959      241,798
  Management fees - General Partner                      489,485       96,016
  Amortization of initial direct costs                   331,719       74,390
  Administrative expense
    reimbursements - General Partner                     225,277       69,494
  Depreciation                                           212,162        -
  General and administrative                             168,798       46,680
  Provision for bad debts                                150,000        -
  Minority interest in joint venture                      18,471       46,145
                                                      ----------   ----------

  Total expenses                                       2,776,871      574,523
                                                      ----------   ----------

Net income (loss)                                     $ (243,754)  $   52,943
                                                      ==========   ==========

Net income (loss) allocable to:
  Limited partners                                    $ (241,316)  $   52,414
  General Partner                                         (2,438)         529
                                                      ----------   ----------

                                                      $ (243,754)  $   52,943
                                                      ==========   ==========

Weighted average number of limited
  partnership units outstanding                          383,436      153,629
                                                      ==========   ==========

Net income (loss) per weighted average
  limited partnership unit                            $     (.63)  $      .34
                                                      ==========   ==========





See accompanying notes to consolidated financial statements.

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

                  For the Three Months Ended March 31, 1996, the Years Ended December 31, 1995 and 1994
               and the Period July 8, 1993 to December 31, 1993

                                   (unaudited)

                       Limited Partner
                        Distributions

                    Return of  Investment   Limited     General
                     Capital     Income     Partners    Partner      Total
                       (Per weighted
                        average unit)

Initial partners'
 capital contribution
   - July 8, 1993                         $      1,000  $ 1,000    $    2,000
                                          ------------  -------    ----------

Balance at
   December 31, 1993                             1,000    1,000         2,000

Refund of initial
   limited partners'
   capital contribution                         (1,000)    -           (1,000)

Proceeds from issuance
   of limited partnership
   units (127,704.10 units)                 12,770,410     -        2,770,410

Sales and
   offering expenses                        (1,724,005)    -       (1,724,005)

Cash distributions
   to partners          $7.59   $2.21         (311,335)  (3,145)     (314,480)

Net income                                      70,181      709        70,890
                                           -----------    -----     ---------

Balance at
   December 31, 1994                        10,805,251   (1,436)   10,803,815

Proceeds from issuance
   of limited partnership
   units (256,153.02 units)                 25,615,302     -       25,615,302

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

                  For the Three Months Ended March 31, 1996, the Years Ended December 31, 1995 and 1994
               and the Period July 8, 1993 to December 31, 1993

                                   (unaudited)

                       Limited Partner
                        Distributions

                    Return of  Investment    Limited     General
                     Capital     Income      Partners    Partner     Total
                      (Per weighted
                       average unit)

Sales and
   offering expenses                       (3,458,068)     -       (3,458,068)

Cash distributions
   to partners          $9.48   $ .29      (2,543,783)  (25,694)   (2,569,477)

Limited partnership units
   redeemed (265 units)                       (20,827)     -          (20,827)

Net income                                     75,307       761        76,068
                                          -----------     -----     ---------

Balance at
   December 31, 1995                       30,473,182   (26,369)   30,446,813

Cash distributions
   to partners          $2.69   $ -        (1,030,903)  (10,413)   (1,041,316)

Limited partnership units
   redeemed (178 units)                       (14,173)     -          (14,173)

Net loss                                     (241,316)   (2,438)     (243,754)
                                        -------------  --------   -----------

Balance at
   March 31, 1996                         $29,186,790  $(39,220)  $29,147,570
                                          ===========  ========   ===========












See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

 .                    Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                                        1996        1995
Cash flows from operating activities:
  Net income (loss) .............................   $   (243,754)  $     52,943
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation ................................        212,162         --
    Rental income - assigned
      operating lease receivables ...............       (603,151)        --
    Finance income portion of
    receivables paid directly
      to lenders by lessees .....................       (888,182)       (83,225)
    Amortization of initial direct costs ........        331,719         74,390
    Allowance for doubtful accounts .............        135,562         --
    Net gain on sales or
      remarketing of equipment ..................        (58,597)        (1,227)
    Income from equity investment
      in joint venture ..........................         (1,506)        (1,271)
    Distribution from investment
      in joint venture ..........................      1,482,236         --
    Interest expense on non-recourse
      financing paid directly by lessees ........        601,034         62,346
    Interest expense accrued on non-recourse debt        407,271        175,332
    Collection of principal
      - non-financed receivables ................      2,571,188      1,563,614
    Change in operating assets and liabilities:
      Accounts payable to General Partner
        and affiliates, net .....................       (363,258)       910,731
      Accounts payable - other ..................        (27,766)       146,762
      Security deposits and deferred credits ....         95,717        229,133
      Minority interest in joint ventures .......     (1,890,880)     2,576,695
      Other, net ................................        (69,108)        45,901
                                                    ------------   ------------

        Total adjustments .......................      1,934,441      5,699,181
                                                    ------------   ------------

      Net cash provided by operating activities .      1,690,687      5,752,124
                                                    ------------   ------------

Cash flows from investing activities:
  Proceeds from sales of equipment ..............        270,677         71,329
  Initial direct costs ..........................       (372,089)    (1,622,700)
  Equipment and receivables purchased ...........     (6,329,190)   (28,153,427)

      Net cash used in investing activities .....     (6,430,602)   (29,704,798)
                                                    ------------   ------------

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                                        1996        1995

Cash flows from financing activities:
  Proceeds from recourse debt and
    non-recourse securitized debt ..............      5,941,893      16,273,793
  Redemption of limited partnership units ......        (14,173)         --
  Cash distributions to partners ...............     (1,041,316)       (356,862)
  Principal payments on recourse debt and
    non-recourse securitized debt ..............     (2,197,059)         --
  Issuance of limited partnership units,
    net of offering expenses ...................         --           6,141,456
                                                   ------------    ------------

      Net cash provided by financing activities       2,689,345      22,058,387
                                                   ------------    ------------

Net decrease in cash ...........................     (2,050,570)     (1,894,287)

Cash at beginning of period ....................      8,981,950       7,391,994
                                                   ------------    ------------

Cash at end of period ..........................   $  6,931,380    $  5,497,707
                                                   ============    ============


























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  For the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                       1996            1995
                                                       ----            ----

Principal and interest on direct finance
  receivables paid directly to
  lenders by lessees ..........................   $  8,022,035    $    326,187
Principal and interest on non-recourse
  financing paid directly to lenders by lessees     (8,022,035)       (326,187)
Non-recourse notes payable assumed
  in purchase price ...........................     10,579,054      28,113,945
Fair value of equipment and receivables
 purchased for debt and payables ..............    (10,579,054)    (28,113,945)

                                                  $     --        $     --
                                                  ============    ============

    Interest expense of $1,180,959 and $241,798 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,008,305 and $237,677, respectively, and other interest of $172,654 and $4,121, respectively.

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

    On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases from an existing portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

            Notes to Consolidated Financial Statements (continued)

cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased Investing activities) and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

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

    ICON Cash Flow LLC I

    On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD-83. The Partnership and Series E contributed $37,682 (1%) and $3,730,493 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $20,771,628. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The
Partnership's 1% investment in ICON Cash Flow LLC I, which is accounted for under the equity method, totaled $42,633 at March 31, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the three months ended March 31, 1996 is summarized below:

                                                  March 31, 1996

   Assets                                          $ 19,238,874
                                                   ============

   Liabilities                                     $ 14,975,616
                                                   ============

   Equity                                          $  4,263,258
                                                   ============

                                                Three Months Ended
                                                  March 31, 1996

   Net income                                      $    150,645
                                                   ============

   ICON Cash Flow LLC II

   On March 31, 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and Series E contributed $3,024,450 (99%) and $30,550 (1%) (See Consolidated Statements of Cash Flows - Included in Proceeds from minority interest investors - Financing activities) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt (See Supplemental Disclosures of Cash Flow Information - Included in Non-recourse notes payable assumed in purchase price) and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $19,371,603. The cash portion of the purchase price ($3,055,000) is included in the Consolidated Statements of Cash Flows - Equipment and receivables purchased Investing activities. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture."

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements



4.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1996 and 1995 are as follows:

                                   1996           1995
                                   ----           ----

   Management fees                489,485        96,016   Charged to Operations
   Acquisition fees               372,089     1,622,700   Capitalized
   Administrative expense
     reimbursements               225,277        69,494   Charged to Operations
   Organization and offering        -           248,498   Charged to Equity
   Underwriting commissions         -           141,999   Charged to Equity
   Sales commissions                -               800
                              -----------   -----------

   Total                      $ 1,086,851   $ 2,179,507
                              ===========   ===========

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

                                    ICON Cash Flow Partners L. P. Six
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




  July 9, 1996                      Charles Duggan
- -----------------                   -------------------------------------
     Date                           Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)