Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 1996-08-14
CIK 910632

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           June 30, 1996
                     ----------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from _________________ to ________________________

Commission File Number     33-36376

                        ICON Cash Flow Partners L.P. Six
               (Exact name of registrant as specified in its charter)


          Delaware                                        13-3723089
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


600 Mamaroneck Avenue, Harrison, New York                        10528-1632
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

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in a joint venture of 71%, 21%, 7% and less than 1% of total investments at June 30, 1996, respectively, and 67%, 30%, 3% and less than 1% of total investment at June 30, 1995.

Three Months Ended June 30, 1996 and 1995

Results of Operations

      For the three months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $806,246 and $3,220,960, respectively, to 105 and 121 lessees or equipment users, respectively.

      Revenues for the three months ended June 30, 1996 were $2,681,902, representing an increase of $534,948 or 25% from 1995. The increase in revenues was due to an increase in finance income of $576,529 or 46% an increase in net gain on sales or remarketing of equipment of $142, 191 and an increase in interest income and other of $17,045 or 25% from 1995. These increases were partially offset by a decrease in rental income of $201,051 or 25% from 1995. The increase in finance income resulted from the increase in the size of the average finance lease portfolio from 1995 to 1996. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996. Net gain on sales or remarketing increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in rental income was due to an advance rental received in the prior year in excess of the scheduled contractual rentals.

      Expenses for the three months ended June 30, 1996 were $2,592,893, representing an increase of $510,603 or 28% from 1995. The increase in expenses was due to an increase in interest expense of $234,614 or 22%, an increase in general and administrative expense of $150,702, an increase in amortization of initial direct cost of $93,439 or 35%, an increase in management fees of $86,326 or 49% and an increase in administrative expense reimbursements of $37,261 or 39%. These increases were partially offset by a decrease in provision for bad debts of $50,000 or 33% and a decrease in Minority Interest in Joint Venture of $41,739 from 1995. Interest expense increased due to the increase in average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. As a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience, it was determined that a lesser provision for bad debts was required for the three months ended June 30, 1996.

      Net income for the three months  ending June 30, 1996 and 1995 was $89,009
and  $64,664,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.23 and $.28, respectively.

                          ICON Cash Flow Partners L.P. Six
                          (A Delaware Limited Partnership)

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended June 30, 1996 and 1995 were net cash provided by operations of $2,111,543 and $5,620,717, respectively, proceeds from sales of equipment of $1,954,342 and $206,574, respectively, and capital contributions net of offering expenses of $5,620,717 in 1995. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing capital contributions, cash from operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the three months ended June 30, 1996 and 1995, which were paid monthly, totaled $1,030,366 and $544,488, respectively, of which $88,119 and $64,017 was investment income and $942,247 and $480,471 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% and 8.25%, of which .92 and
 .97% was investment income and 9.83% and 7.28% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended June 30, 1996 and 1995 was $2.69 and $2.39 of which $.23 and $.28 was investment income and $2.46 and $2.11 was a return of capital, respectively. The Partnership had notes payable at June 30, 1996 and 1995 of $62,114,354 and $45,034,220, respectively, and such amounts consisted of $51,025,920 and $31,424,532 in non-recourse notes, respectively, and $11,088,434 and $13,609,688 in recourse notes respectively.

Six Months Ended June 30, 1996 and 1995

Results of Operations

      For the six months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $9,118,552 and $63,721,399, respectively, to 126 and 1,105 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 52 and 35 months, respectively.

      Revenues for the six months ended June 30, 1996 were $5,215,019, representing an increase of $2,440,599 or 88% from 1995. The increase in revenues was due to an increase in finance income of $1,780,127 or 98%, an increase in rental income of $402,100 or 50%, an increase in net gain on sales or remarketing of equipment of $199,561 and interest income and other of $58,340 or 41% from 1995. The increase in finance and rental income resulted from the increase in the size of the average finance and operating lease portfolios from 1995 to 1996. Net gain on sales or remarketing increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

      Expenses for the six months ended June 30, 1996 were $5,369,764, representing an increase of $2,712,951 from 1995. The increase in expenses was due to an increase in interest expense of $1,173,775 or 89%, an increase in amortization of initial direct costs of $350,768, an increase in management fees of $479,795, an increase in depreciation expense of $212,162, an increase in administrative expense reimbursements of $193,044, an increase in the provision for bad debts of $100,000, and an increase in general and administrative expense of $272,819. These increases were partially offset by a decrease in minority interest in joint venture of $69,412. Interest expense increased due to the increase in average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. Depreciation expense increased as a result of the Partnership's increased investment in operating leases. As a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience, it was determined that a greater provision for bad debts was required for the six months ended June 30, 1996.

      Net income (loss) for the six months ending June 30, 1996 and 1995 was ($154,745) and $117,607, respectively. The net income (loss) per weighted average limited partnership unit was ($.40) and $.66, respectively.

                          ICON Cash Flow Partners L.P. Six
                          (A Delaware Limited Partnership)

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 and 1995 were cash provided by operations of $$3,802,230 and $5,132,082, respectively, proceeds from sales of equipment of $2,225,019 and $277,903, respectively, capital contributions, net of offering expenses, of $11,762,173 in 1995, proceeds from recourse debt of $16,273,793 in 1995, proceeds from affiliated minority investors of $2,530,550 in 1995, and proceeds from non-recourse securitization notes of $5,941,893 in 1996. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing capital contributions, cash from operations, proceeds from sales of equipment and borrowings.

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

      Cash distributions to limited partners for the six months ended June 30, 1996 and 1995, which were paid monthly, totaled $2,061,269 and $897,782, respectively, of which $0 and $116,431 was investment income and $2,061,269 and $781,351 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% and 8.25%, of which 0% and .97% was investment income and 10.75% and 7.28% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 and 1995 was $5.38 and $ 5.09 of which $0 and $.66 was investment income and $5.38 and $4.43 was a return of capital, respectively.

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

      On February 17, 1995, ICON Asset Acquisition LLC purchased 975 leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased - Investing activities), the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliated Partnerships share reflected as "Minority interest in joint ventures."

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

                          ICON Cash Flow Partners L.P. Six
                          (A Delaware Limited Partnership)

                                    June 30, 1996

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

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                          ICON Cash Flow Partners L.P. Six
                          (A Delaware Limited Partnership)

                            Consolidated Balance Sheets

                                     (unaudited)

                                                    June 30,       December 31,
                                                      1996             1995
       Assets

Cash .........................................   $   5,521,151    $   8,981,950
                                                 -------------    -------------

Investment in finance leases
  Minimum rents receivable ...................      58,079,030       65,040,140
  Estimated unguaranteed residual values .....      13,306,734       12,881,418
  Initial direct costs .......................       1,452,971        1,674,324
  Unearned income ............................     (11,193,897)      (2,707,193)
  Allowance for doubtful accounts ............        (325,075)        (361,941)
                                                 -------------    -------------

                                                    61,319,763       66,526,748
Investment in operating leases
  Equipment, at cost .........................      19,371,603       19,371,603
  Initial direct costs .......................         191,779          335,613
  Accumulated depreciation ...................      (1,060,811)        (636,486)
                                                 -------------    -------------

                                                    18,502,571       19,070,729
Investment in financings
  Receivables due in installments ............       6,921,135        8,649,392
  Initial direct costs .......................         127,662          182,965
  Unearned income ............................        (952,010)      (1,204,544)
  Allowance for doubtful accounts ............         (43,200)         (43,200)
                                                 -------------    -------------

                                                     6,053,587        7,584,613

Equity investment in joint venture ...........          43,601          885,346
                                                 -------------    -------------

Other assets .................................       1,030,279           41,564
                                                 -------------    -------------

Total assets .................................   $  92,470,952    $ 103,090,950
                                                                  =============

       Liabilities and Partners' Equity

Note payable - non-recourse - securitized ....   $  11,088,434    $  15,183,224
Notes payable - non-recourse .................      51,025,920       45,166,000
Accounts payable to General Partner and
  affiliates, net ............................            --          1,037,286
Accounts payable - equipment .................            --          8,678,812
Minority interest in joint venture ...........       1,375,775        1,879,629
Accounts payable - other .....................         251,663          448,418
Security deposits and deferred credits .......         555,891          250,768
                                                 -------------    -------------
                                                    64,297,683       72,644,137

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ............................         (48,729)         (26,396)
  Limited partners (383,114 and 383,592 units
    outstanding, $100 per unit original issue
    price in 1996 and 1995, respectively) ....      28,221,998       30,473,182
                                                 -------------    -------------

    Total partners' equity ...................      28,173,269       30,446,813
                                                 -------------    -------------

Total liabilities and partners' equity .......   $  92,470,952    $ 103,090,950
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Cash Flow Partners L.P. Six
                          (A Delaware Limited Partnership)

                        Consolidated Statements of Operations

                                     (unaudited)

                                                   For the Three Months         For the Six Months
                                                      Ended June 30,              Ended June 30,
                                                    1996          1995          1996           1995
                                                    ----          ----          ----           ----

Revenue

  Finance income .............................   $ 1,836,365   $ 1,259,836   $ 3,590,727    $ 1,810,600
  Rental income ..............................       603,151       804,202     1,206,302        804,202
  Net gain on sales or remarketing
    of equipment .............................       154,908        12,717       213,505         13,944
  Interest income and other ..................        85,910        68,867       201,411        143,071
  Income from equity investment in
    joint venture ............................         1,568         1,332         3,074          2,603
                                                  ----------   -----------   -----------    -----------

  Total revenues .............................     2,681,902     2,146,954     5,215,019      2,774,420
                                                  ----------   -----------   -----------    -----------

Expenses

  Interest ...................................     1,305,058     1,070,444     2,486,017      1,312,242
  Amortization of initial direct costs 362,328       268,889       694,047       343,279
  Management fees - General Partner ..........       262,952       176,626       752,437        272,642
  Depreciation ...............................       212,162       212,162       424,324        212,162
  General and administrative .................       191,923        41,221       360,721         87,902
  Administrative expense reimbursement
    - General Partner ........................       133,482        96,221       358,759        165,715
  Provision for bad debts ....................       100,000       150,000       250,000        150,000
  Minority interest in joint venture .........        24,988        66,727        43,459        112,871
                                                 -----------   -----------   -----------     ----------

  Total expenses .............................     2,592,893     2,082,290     5,369,764      2,656,813
                                                 -----------   -----------   -----------     ----------

Net income (loss) ............................   $    89,009   $    64,664   $  (154,745)   $   117,607
                                                 ===========   ===========   ===========     ==========

Net income allocable to:
  Limited partners ...........................   $    88,119   $    64,017    $ (153,198)   $   116,431
  General Partner ............................           890           647         1,547          1,176
                                                 -----------   -----------   -----------     ----------

                                                 $    89,009   $    64,664    $ (154,745)   $   117,607
                                                 ===========   ===========    ==========     ==========

Weighted average number of limited
  partnership units outstanding ..............       383,311       227,349       383,311        176,211
                                                 ===========   ===========    ==========     ==========

Net income (loss) per weighted average
  limited partnership unit ...................   $       .23   $       .28    $      (.40)  $       .66
                                                 ===========   ===========    ===========   ===========








See accompanying notes to consolidated financial statements.

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

               Consolidated Statements of Changes in Partners' Equity

                       For the Six Months Ended June 30, 1996,
                     the Years Ended December 31, 1995 and 1994
                  and the Period July 8, 1993 to December 31, 1993

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

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

         Consolidated Statements of Changes in Partners' Equity (continued)

                       For the Six Months Ended June 30, 1996,
                     the Years Ended December 31, 1995 and 1994
                  and the Period July 8, 1993 to December 31, 1993

                                     (unaudited)

                      Limited Partner
                       Distributions

                    Return of Investment    Limited     General
                     Capital    Income      Partners    Partner      Total
                      (Per weighted
                       average unit)

Cash distributions
   to partners       $ 5.38    $    -     (2,061,269)   (20,813)  (2,082,082)

Limited partnership units
   redeemed (478 units)                     (36,717)        -        (36,717)

Net loss                                   (153,198)     (1,547)    (154,745)
                                     --------------   ---------   ----------

Balance at
   June 30, 1996                        $28,221,998    $(48,729) $28,173,269
                                        ===========    ========  ===========






























See accompanying notes to consolidated financial statements.

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

                        Consolidated Statements of Cash Flows

                          For the Six Months Ended June 30,

                                     (unaudited)

                                                               1996            1995
                                                               ----            ----

Cash flows provided by operating activities:
  Net income ..........................................   $   (154,745)   $    117,607
                                                          ------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation .......................................        424,324         212,162
   Rental income - assigned operating lease receivables     (1,206,302)       (804,202)
   Finance income portion of receivables paid directly
     to lenders by lessees ............................     (1,950,238)       (517,982)
   Amortization of initial direct costs ...............        694,047         343,279
   Net gain on sales or remarketing of equipment ......       (213,505)        (13,944)
   Income from equity investment ......................         (3,074)         (2,603)
   Interest expense on non-recourse financing
     paid directly by lessees .........................      1,840,101         406,366
   Interest expense accrued on non-recourse debt ......           --           366,302
   Interest expense accrued on recourse debt ..........           --           224,063
   Collection of principal - non-financed receivables .      5,300,008       3,637,018
   Change in operating assets and liabilities:
    Allowance for doubtful accounts ...................        135,562          57,331
    Accounts payable to General Partner
      and affiliates, net .............................     (1,037,286)        524,606
    Accounts payable - other ..........................       (196,755)         57,362
    Security deposits and deferred credits ............        305,123         231,510
    Minority interest in joint ventures ...............       (503,854)         34,027
    Other, net ........................................        147,650         259,180
                                                          ------------    ------------

      Total adjustments ...............................      3,735,801       5,014,475
                                                          ------------    ------------

     Net cash provided by operating activities ........      3,581,056       5,132,082
                                                          ------------    ------------

Cash flows used for investing activities:
  Proceeds from sales of equipment ....................      2,446,193         277,903
  Initial direct costs ................................     (1,070,294)     (1,715,797)
  Equipment and receivables purchased .................     (7,568,664)    (33,037,744)

    Net cash used in investing activities .............     (6,192,765)    (34,475,638)
                                                          ------------    ------------

Cash flows provided by financing activities:
  Proceeds from non-recourse securitized debt .........      5,941,893            --
  Principal payments on non-recourse securitized debt .       (599,938)           --
  Principal payments on recourse debt .................     (4,094,790)     (2,888,168)
  Cash distributions to partners ......................     (2,082,082)       (906,851)
  Redeemed limited partnership units ..................        (14,173)           --
  Proceeds from recourse debt .........................           --        16,273,793
  Issuance of limited partnership units,
    net of offering expenses ..........................           --        11,762,173
  Proceeds received from affiliated minority
    interest investors ................................           --         2,530,550
                                                          ------------    ------------

    Net cash provided by (used in)
     financing activities .............................       (849,090)     26,771,497
                                                          ------------    ------------

Net decrease in cash ..................................     (3,460,799)     (2,572,059)

Cash, beginning of year ...............................      8,981,950       7,391,994
                                                          ------------    ------------

Cash, end of year .....................................   $  5,521,151    $  4,819,935
                                                          ============    ============

See accompanying notes to consolidated financial statements.

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

 .                 Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  For the six months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                               1996         1995
                                                               ----         ----

Rental  income - assigned  operating  lease  receivable   $  1,206,302  $    804,202
Principal and interest on direct finance
  receivables paid directly to
  lenders by lessees ..................................     10,234,552     2,733,933
Principal and interest on non-recourse
  financing paid directly to lenders by lessees .......    (11,440,854)
Non-recourse notes payable assumed
  in purchase price ...................................     10,114,419    30,512,219
Fair value of equipment and receivables
 purchased for debt and payables ......................    (10,114,419)  (30,512,219)
                                                          ------------  ------------

                                                          $     --      $      --
                                                          ============  ============

   Interest expense of $2,486,017 and $1,312,242 for the six months ended June 30, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,840,010 and $772,668, respectively, and other interest of $646,007 and $24,461, respectively.

                         ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

                     Notes to Consolidated Financial Statements

                                    June 30, 1996

                                     (unaudited)

1.  Basis of Presentation

   The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2. New Accounting Pronouncement

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

  The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

  The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

  As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3. Redemption of Limited Partnership Units

   The General Partner consented to the Partnership redeeming 478 limited partnership units during 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction for partners equity.

4.  Investment in Joint Ventures

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

                         ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

               Notes to Consolidated Financial Statements - Continued

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totalled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased - Investing activities), the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "minority interest in joint ventures."

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

   ICON Cash Flow LLC I

   On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD-83. The Partnership and Series E contributed $37,682 (1%) and $3,730,493 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and Series E. The purchase price of the transaction totalled $20,771,629. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The
Partnership's 1% investment in ICON Cash Flow LLC I, which is accounted for under the equity method, totalled $43,601 at June 30, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the six months ended June 30, 1996 is summarized below:


                                                        June 30, 1996

                   Assets                                $18,973,446

                   Liabilities                           14,613,309

                   Equity                                $4,360,137

                                                       Six Months Ended
                                                         June 30, 1996

                   Net income                            $  307,337
                                                         ==========

                         ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)

               Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow LLC II

    On March 31, 1995, the Partnership and an affiliate, Series E, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and Series E contributed $3,024,450 (99%) and $30,550 (1%) (See Consolidated Statements of Cash Flows - Included in Proceeds from affiliated minority interest investors - Financing activities) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt (See Footnote 4 - Supplemental Disclosures of Cash Flow Information - Included in Non-recourse notes payable assumed in purchase price) and the contributions received from the Partnership and Series
E. The purchase price of the transaction totalled $19,370,997. The cash portion of the purchase price ($3,055,000) is included in the Consolidated Statements of Cash Flows - Equipment and receivables purchased - Investing activities. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds will be allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint ventures."

5.  Related Party Transactions

   Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1996 and 1995 are as follows:
                                         1996        1995

Acquisition fees                   $ 273,557   $1,715,797  Capitalized
Organization and offering               -         475,926  Charged to Equity
Underwriting commissions                -         271,958  Charged to Equity
Management fees                      752,437      272,642  Charged to Operations
Administrative expense reimbursement 358,759      165,715  Charged to Operations
Sales commissions                       -             800
                                   ---------   ----------

                                  $1,384,753   $2,902,838

   The   Partnership   has  investments  in  three  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 2 for additional information relating to the joint ventures).

6. Note Payable

   On January 29, 1996, the Partnership borrowed $5,941,893 by pledging lease receivables and granting a security interest in the related collateral, or equipment, of a specific group of leases and financing transactions. The borrowing was recorded as a non-recourse note payable, bears interest at a fixed rate of 7.58 %, and is payable only from receivable proceeds from the portfolio that has secured it.

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)


                                       PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership filed amendments to the March 31, 1995 10-Q and the December 31, 1994 10-K on July 27, 1995 and August 1, 1995.

                          ICON Cash Flow Partners L. P. Six
                          (A Delaware Limited Partnership)



                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICON Cash Flow Partners L. P. Six
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 13, 1996                     Charles Duggan
   Date                             --------------------------------------------
                                    Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)