Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 1996-11-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended              September 30, 1996
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               -------------------   --------------------------

Commission File Number              33-36376
                       --------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 13-3723089
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)


                                 (914) 698-0600
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [ x] Yes     [  ] No

PART 1  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  ICON Cash Flow Partners L.P. Six
                                  (A Delaware Limited Partnership)

                                    Consolidated Balance Sheets
                                             (unaudited)

                                                               September 30,    December 31,
                                                                    1996           1995
                                                                    ----           ----
       Assets

Cash .......................................................   $   7,003,236    $   8,981,950
                                                               -------------    -------------

Investment in finance leases
   Minimum rents receivable ................................      52,332,990       65,040,140
   Estimated unguaranteed residual values ..................      13,283,330       12,881,418
   Initial direct costs ....................................       1,265,323        1,674,324
   Unearned income .........................................      (9,778,080)     (12,707,193)
   Allowance for doubtful accounts .........................        (186,370)        (361,941)
                                                               -------------    -------------

                                                                  56,917,193       66,526,748
Investment in operating leases
   Equipment, at cost ......................................      19,371,603       19,371,603
   Initial direct costs ....................................         119,861          335,613
   Accumulated depreciation ................................      (1,272,973)        (636,487)
                                                               -------------    -------------

                                                                  18,218,491       19,070,729
Investment in financings
   Receivables due in installments .........................       6,590,783        8,649,392
   Initial direct costs ....................................         122,597          182,965
   Unearned income .........................................        (911,360)      (1,204,544)
   Allowance for doubtful accounts .........................         (22,200)         (43,200)
                                                               -------------    -------------

                                                                   5,779,820        7,584,613
                                                               -------------    -------------

Investment in leveraged leases .............................       1,997,718             --

Equity investment in joint venture .........................          44,632          885,346
                                                               -------------    -------------

Other assets ...............................................         725,087           41,564
                                                               -------------    -------------

Total assets ...............................................   $  90,686,177    $ 103,090,950
                                                               =============    =============

       Liabilities and Partners' Equity

Notes payable - non-recourse ...............................   $  47,470,885    $  45,166,000
Note payable - non-recourse - securitized ..................       9,317,903       15,183,224
Security deposits and deferred credits .....................       5,104,950          250,768
Minority interest in joint venture .........................       1,010,290        1,879,629
Accounts payable to General Partner and affiliates, net ....         104,844        1,037,286
Accounts payable - other ...................................         528,883          448,418
Accounts payable - equipment ...............................            --          8,678,812
                                                               -------------    -------------

                                                                  63,537,755       72,644,137

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .........................................         (58,979)         (26,396)
   Limited partners (383,292 and 383,592 units outstanding,
     $100 per unit original issue price in 1996 and 1995,
     respectively) .........................................      27,207,401       30,473,182
                                                               -------------    -------------

     Total partners' equity ................................      27,148,422       30,446,813
                                                               -------------    -------------

Total liabilities and partners' equity .....................   $  90,686,177    $ 103,090,950
                                                               =============    =============
See accompanying notes to consolidated financial statements





                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                               For the Three Months         For the Nine Months
                                               Ended September 30,          Ended September 30,
                                               1996           1995          1996           1995
                                               ----           ----          ----           ----

Revenue

   Finance income                           $  1,604,725  $  1,123,048  $  5,195,452   $  2,933,648
   Rental income                                 603,152       603,151     1,809,454      1,407,353
   Net gain on sales or remarketing
     of equipment                                111,820        30,758       325,325         44,702
   Interest income and other                      64,394       102,884       265,805        245,955
   Income from equity investment
     in joint venture                              1,628         1,388         4,702          3,991
                                            ------------  ------------  ------------   ------------

   Total revenues                              2,385,719     1,861,229     7,600,738      4,635,649
                                            ------------  ------------  ------------   ------------

Expenses

   Interest                                    1,095,807       833,497     3,581,824      2,145,739
   Amortization of initial direct costs          302,527       228,282       996,574        571,561
   Management fees - General Partner             269,025       193,668     1,021,462        466,310
   Depreciation                                  212,163       212,162       636,487        424,324
   General and administrative                    143,212        72,164       503,933        160,065
   Administrative expense reimbursement
     - General Partner                           134,022        92,003       492,781        257,718
   Provision for bad debts                       200,000       150,000       450,000        300,000
   Minority interest in joint venture             13,880        52,085        57,339        164,957
                                            ------------  ------------  ------------   ------------

   Total expenses                              2,370,636     1,833,861     7,740,400      4,490,674
                                            ------------  ------------  ------------   ------------

Net income (loss)                           $     15,083     $  27,368  $  (139,662)   $    144,975
                                            ============     =========  ===========    ============

Net income allocable to:
   Limited partners                         $     14,932  $     27,094  $   (138,265)  $    143,525
   General Partner                                   151           274        (1,397)         1,450
                                            ------------  ------------  ------------   ------------

                                            $     15,083  $     27,368  $   (139,662)  $    144,975
                                            ============  ============  ============   ============

Weighted average number of limited
   partnership units outstanding                 383,425       292,699       383,425        225,377
                                            ============  ============  ============   ============

Net income (loss) per weighted average
   limited partnership unit                 $        .04  $        .09  $       (.36)  $        .64
                                            ============  ============  ============   ============




See accompanying notes to consolidated financial statements.





                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 1996,
                   the Years Ended December 31, 1995 and 1994
                and the Period July 8, 1993 to December 31, 1993

                                   (unaudited)

                            Limited Partner
                             Distributions

                        Return of   Investment        Limited       General
                         Capital      Income          Partners      Partner      Total
                     (Per weighted average unit)

Initial partners'
 capital contribution
   - July 8, 1993                                  $       1,000   $   1,000   $      2,000
                                                   -------------   ---------   ------------

Balance at
   December 31, 1993                                       1,000       1,000          2,000

Refund of initial
   limited partners'
   capital contribution                                   (1,000)           -        (1,000)

Proceeds from issuance
   of limited partnership
   units (127,704.10 units)                           12,770,410            -    12,770,410

Sales and
   offering expenses                                  (1,724,005)           -    (1,724,005)

Cash distributions
   to partners              $  7.59   $  2.21           (311,335)     (3,145)      (314,480)

Net income                                                70,181         709         70,890
                                                    ------------      ------      ---------

Balance at
   December 31, 1994                                  10,805,251      (1,436)    10,803,815

Proceeds from issuance
   of limited partnership
   units (256,153.02 units)                           25,615,302            -    25,615,302

Sales and
   offering expenses                                  (3,458,068)           -    (3,458,068)

Cash distributions
   to partners              $  9.48   $   .29         (2,543,783)    (25,694)    (2,569,477)







                                  ICON Cash Flow Partners L. P. Six
                                  (A Delaware Limited Partnership)

                 Consolidated Statements of Changes in Partners' Equity (continued)

                            For the Nine Months Ended September 30, 1996,
                             the Years Ended December 31, 1995 and 1994
                          and the Period July 8, 1993 to December 31, 1993

                                             (unaudited)

                                Limited Partner
                                 Distributions

                            Return of     Investment          Limited         General
                             Capital        Income            Partners        Partner          Total
                          (Per weighted average unit)


Limited partnership units
   redeemed (265 units) .                                        (20,827)           --           (20,827)

Net income ..............                                         75,307             761          76,068
                                                            ------------    ------------    ------------

Balance at
   December 31, 1995 ....                                     30,473,182         (26,369)     30,446,813

Cash distributions
   to partners ..........   $       8.06    $       --        (3,090,799)        (31,213)     (3,122,012)

Limited partnership units
   redeemed (300 units) .                                        (36,717)           --           (36,717)

Net loss ................                                       (138,265)         (1,397)       (139,662)
                                                            ------------    ------------    ------------

Balance at
   September 30, 1996 ...                                   $ 27,207,401    $    (58,979)   $ 27,148,422
                                                            ============    ============    ============


















See accompanying notes to consolidated financial statements.





                                  ICON Cash Flow Partners L. P. Six
                                  (A Delaware Limited Partnership)

                                Consolidated Statements of Cash Flows

                               For the Nine Months Ended September 30,

                                             (unaudited)

                                                                       1996           1995
                                                                       ----           ----
Cash flows provided by operating activities:
  Net income                                                        $ (139,662)   $    144,975
                                                                  ------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation ...............................................        636,487         424,324
   Rental income - assigned operating lease receivables .......     (1,809,454)     (1,407,353)
   Finance income portion of receivables paid directly
     to lenders by lessees ....................................     (2,830,164)       (828,266)
   Amortization of initial direct costs .......................        996,574         571,561
   Net gain on sales or remarketing of equipment ..............       (325,325)        (44,702)
   Income from equity investment ..............................         (4,702)         (3,991)
   Distribution from investment in joint venture ..............           --             1,794
   Interest expense on non-recourse financing
     paid directly by lessees .................................      2,636,281       1,265,144
   Interest expense accrued on non-recourse debt ..............           --            15,233
   Interest expense accrued on recourse debt ..................           --
   Collection of principal - non-financed receivables .........      7,068,830       5,977,663
   Change in operating assets and liabilities:
     Allowance for doubtful accounts ..........................        465,362         107,857
     Accounts payable to General Partner and affiliates, net ..       (932,442)        204,225
     Accounts payable - other .................................         80,465         347,257
     Security deposits and deferred credits ...................      4,854,182         195,205
     Minority interest in joint ventures ......................       (869,339)         86,112
     Other asset ..............................................       (251,201)       (539,959)
     Other, net ...............................................        (31,676)       (115,197)
                                                                  ------------    ------------

       Total adjustments ......................................      9,683,878       6,256,907
                                                                  ------------    ------------

     Net cash provided by operating activities ................      9,544,216       6,401,882
                                                                  ------------    ------------

Cash flows used for investing activities:
  Proceeds from sales of equipment ............................      3,688,805         836,089
  Initial direct costs ........................................     (1,702,406)     (2,155,264)
  Equipment and receivables purchased .........................     (9,230,987)    (39,089,441)
                                                                  ------------    ------------

     Net cash used in investing activities ....................     (7,244,588)    (40,408,616)
                                                                  ------------    ------------

Cash flows provided by financing activities:
  Proceeds from non-recourse securitized debt .................      5,941,893            --
  Principal payments on non-recourse securitized debt .........     (1,196,185)           --
  Principal payments on recourse debt .........................     (5,865,321)    (16,269,876)
  Cash distributions to partners ..............................     (3,122,012)     (1,644,111)
  Redeemed limited partnership units ..........................        (36,717)           --
  Proceeds from recourse debt .................................           --        33,151,416
  Issuance of limited partnership units,
    net of offering expenses ..................................           --        17,823,862
  Proceeds received from affiliated minority interest investors           --         2,530,550

     Net cash provided by (used in) financing activities ......     (4,278,342)     35,591,841
                                                                  ------------    ------------

Net decrease in cash ..........................................     (1,978,714)     (1,585,107)

Cash, beginning of year .......................................      8,981,950       7,391,994
                                                                  ------------    ------------

Cash, end of year .............................................   $  7,003,236    $  8,977,101
                                                                  ============    ============

See accompanying notes to consolidated financial statements.





                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  For the nine months ended September 30, 1996 and 1995, non-cash activities included the following:


                                                          1996              1995
                                                          ----              ----

Rental income - assigned operating lease receivable   $  1,809,454    $    804,202
Principal and interest on direct finance
  receivables paid directly to
  lenders by lessees ..............................     13,706,876       2,733,933
Principal and interest on non-recourse
  financing paid directly to lenders by lessees ...    (15,516,330)     (3,538,135)
Non-recourse notes payable assumed
  in purchase price ...............................     34,242,429      30,512,219
Fair value of equipment and receivables
 purchased for debt and payables ..................    (34,242,429)    (30,512,219)
                                                      ------------    ------------

                                                      $        --     $        --
                                                      ============    ============

   Interest  expense of  $3,581,824  and  $2,145,739  for the nine months  ended
September 30, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,636,281 and $1,280,377, respectively, interest expense on recourse financing accrued or paid of $639,967 and $828,475, respectively and other interest of $305,576 and $36,887, respectively.


                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1996

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

3. Redemption of Limited Partnership Units

   The General Partner consented to the Partnership redeeming 300 limited partnership units during 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction for partners equity.

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

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totalled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased Investing activities), the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "minority interest in joint ventures."

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

   ICON Cash Flow LLC I

   On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD- 83. The Partnership and Series E contributed $37,682 (1%) and $3,730,493 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and Series E. The purchase price of the transaction totalled $20,771,629. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The
Partnership's 1% investment in ICON Cash Flow LLC I, which is accounted for under the equity method, totalled $43,601 at September 30, 1996 and has been reflected as "Equity investment in joint venture." The General Partner

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the nine months ended September 30, 1996 is summarized below:

                                            September 30, 1996

               Assets                          $  18,708,018
                                               =============

               Liabilities                        14,244,870

               Equity                          $   4,463,148
                                               =============

                                            Nine Months Ended
                                            September 30, 1996

               Net income                      $     470,160
                                               =============


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

5.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1996 and 1995 are as follows:
                                   1996          1995
                                   ----          ----

Acquisition fees             $  900,244    $ 1,715,797     Capitalized
Organization and offering             -        475,926     Charged to Equity
Underwriting commissions              -        271,958     Charged to Equity
Management fees               1,021,462        272,642     Charged to Operations
Administrative expense
  reimbursement                 492,781        165,715     Charged to Operations
Sales commissions                     -            800
                             ----------    -----------

                             $2,414,487    $ 2,902,838
                             ==========    ===========

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and equity investment in joint venture of 69%, 22%, 7%, 2% and less than 1% of total investments at September 30, 1996, respectively, and 64%, 25%, 11%, 0% and less than 1% of total investments at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

   For the three  months  ended  September  30, 1996 and 1995,  the  Partnership leased, financed or invested in equipment with an initial cost of $20,889,581 and $14,675,904, respectively, to 23 and 222 lessees or equipment users, respectively.

Results of Operations

   Revenues for the three months ended September 30, 1996 were $2,385,719, representing an increase of $524,490 or 28% from 1995. The increase in revenues was due to an increase in finance income of $481,677 or 43% and an increase in net gain on sales or remarketing of equipment of $81,062 from 1995. The increase in finance income resulted from the increase in the average size of the finance lease portfolios from 1995 to 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

   Expenses for the three months ended September 30, 1996 were $2,370,636, representing an increase of $536,775 or 29% from 1995. The increase in expenses was due to an increase in interest expense of $262,310 or 31%, an increase in amortization of initial direct costs of $74,245 or 32%, an increase in management fees of $75,357 or 39%, an increase in the provision for bad debts of $50,000 or 37% and an increase in administrative expense reimbursements of $42,019 or 46%. Interest expense increased due to an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees and administrative expense reimbursements increased due to an increase in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience, it was determined that a greater provision for bad debts was required for the three months ended September 30, 1996.

   Net income for the three months ended September 30, 1996 and 1995 was $15,083
and  $27,368,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.04 and $.09, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were cash provided by operations of $5,741,986 and $1,269,800, respectively, proceeds from sales of equipment of $1,463,786 and $558,196, respectively, proceeds from recourse debt of $16,877,623 in 1995 and capital contributions, net of offering expenses of $6,061,689 in 1995. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions, cash provided by operations, proceeds from sales of equipment and borrowings.

   Cash distributions to limited partners for the three months ended September 30, 1996 and 1995, which were paid monthly, totaled $1,029,530 and $729,887, respectively, of which $14,932 and $27,094 was investment income and $1,014,598 and $702,793 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% and 9.97%, of which .16% and
 .37% was investment income and 10.59% and 9.60% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $2.69 and $2.49, of which $.04 and $.09 was investment income and $2.65 and $2.40 was a return of capital, respectively.

Nine Months Ended September 30, 1996 and 1995

   For the nine months ended September 30, 1996 and 1995, the Partnership leased, financed or invested in equipment with an initial cost of $30,008,132 and $78,397,303, respectively, to 149 and 1,327 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 52 and 37 months, respectively.

Results of Operations

   Revenues for the nine months ended September 30, 1996 were $7,600,738, representing an increase of $2,965,089 or 64% from 1995. The increase in revenues was due to an increase in finance income of $2,261,804 or 77%, an increase in rental income of $402,101 or 29%, an increase in interest income and other of $19,850 or 8%, and an increase in net gain on sales or remarketing of equipment of $280,623. The increase in finance and rental income resulted from the increase in the average size of the finance and operating lease portfolios from 1995 to 1996. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

   Expenses for the nine months ended September 30, 1996 were $7,740,400, representing an increase of $3,249,726 from 1995. The increase in expenses was due to an increase in interest expense of $1,436,085 or 67%, an increase in amortization of initial direct costs of $425,013 or 74%, an increase in management fees of $555,152, an increase in depreciation expense of $212,163 or 50%, an increase in the provision for bad debts of $150,000 or 50%, an increase in administrative expense reimbursements of $235,063 or 91% and an increase in general and administrative expenses of $343,868. Interest expense increased due to an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. The increase in depreciation expense resulted from the Partnership's increased investment in operating leases. As a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience, it was determined that a greater provision for bad debts was required for the nine months ended September 30, 1996.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)


   Net income (loss) for the nine months ended September 30, 1996 and 1995 was ($139,662) and $144,975, respectively. The net income (loss) per weighted average limited partnership unit was ($.36) and $.64, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were cash provided by operations of $9,544,216 and $6,401,882, respectively, proceeds from sales of equipment of $3,688,805 and $836,089, respectively, capital contribuitons, net of offering expenses of $17,823,862 in 1995. Proceeds from recourse debt of $16,273,793 in 1995, proceeds from affiliated minority interest investors of $2,530,550 in 1995, and proceeds from non-recourse securitization notes of $5,941,893 in 1996. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions, cash provided by operations, proceeds from sales of equipment and borrowings.

   Cash distributions to limited partners for the nine months ended September 30, 1996 and 1995, which were paid monthly, totaled $3,090,799 and $1,627,669, respectively, of which $0 and $143,525 was investment income and $3,090,799 and $1,484,144 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% and 9.63%, of which 0% and .85% was investment income and 10.75% and 8.78% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $8.06 and $7.22, of which $0 and $.64 was investment income and $8.06 and $6.58 was a return of capital, respectively.

   On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Series B ("Series B") and ICON Cash Flow Partners, L.P. Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line (See Consolidated Statements of Cash Flows - Proceeds from recourse debt - Financing activities), $10,857,427 in cash contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266 (See Consolidated Statements of Cash Flows - Included in Equipment and receivables purchased Investing activities), the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliated Partnerships share reflected as "Minority interest in joint ventures."

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

   On September 5, 1995 ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds will be returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization the portfolio as well as the General Partner's servicing capabilities were rated "A" by Duff & Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest and to ICON Asset Acquisition LLC the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

    As of September 30, 1996, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

Form 8-K was filed on September 4, 1996, Item 1, Change in Control of Registrant

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

                                        ICON Cash Flow Partners L. P. Six
                                        File No. 33-36376 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.




November 12, 1996                       Gary N. Silverhardt
-----------------                       ---------------------------------------
         Date                           Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)