Form 10-Q/A
period 1996-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 1996-12-24
CIK 910632

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

2.   New Accounting Pronouncement

     In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective beginning in 1996.

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

3.       Net Investment in Leveraged Lease

During the quarter ended September 30, 1996, the partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an Airbus A-300B4-203, built in 1983. It is on lease with Airbus and has a remaining lease term of six and one half years. The purchase price was $19,595,956 consisting of $1,409,839 in cash and the assumption of non-recourse senior debt of $12,495,956 and non-recourse junior debt ("junior debt") of $5,690,161.

The net investment in the leveraged leases as of September 30, 1996 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt) ...............................    $ 5,088,534
Estimated unguaranteed residual values .........................      4,000,000
Initial direct costs ...........................................        587,879
Unearned income ................................................     (7,678,695)
                                                                    $ 1,997,718

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment.

Non-cancelable minimum annual amounts receivable relating to the leveraged lease at September 30,1996 are $23,274,651 and are due as follows: $0, $3,395,120,
$3,454,474,  $3,516,692,  $3,581,504,  $3,649,761, $3,746,496 and $1,930,604 for
the years ended December 31, 1996,  1997, 1998, 1999, 2000, 2001, 2002 and 2003,
respectively.

The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E, (i.e., the junior debt). The Partnership intends to re-finance the junior debt with a third party.

4.       Redemption of Limited Partnership Units

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

5.  Investment in Joint Ventures

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

                                         September 30, 1996

        Assets                              $18,708,018

        Liabilities                          14,244,870

        Equity                              $ 4,463,148

                                         Nine Months Ended
                                        September 30, 1996

        Net income                          $   470,160

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

6.  Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1996 and 1995 are as follows:

                                                       1996          1995

     Acquisition fees ............................   $  900,244   $1,715,797   Capitalized
     Organization and offering ...................         --        475,926   Charged to Equity
     Underwriting commissions ....................         --        271,958   Charged to Equity
     Management fees .............................    1,021,462      272,642   Charged to Operations
     Administrative expense reimbursement ........      492,781      165,715   Charged to Operations
     Sales commissions ...........................         --            800
                                                                         ---

                                                     $2,414,487   $2,902,838
                                                     ==========   ==========

The Partnership has investments in three joint ventures with other Partnerships sponsored by the General Partner (See Note 2 for additional information relating to the joint ventures).

7.  Note Payable

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

Three Months Ended September 30, 1996 and 1995

For the three months ended September 30, 1996 and 1995, the Partnership leased, financed or invested in equipment with an initial cost of $20,889,581 and $14,675,904, respectively, to 23 and 222 lessees or equipment users, respectively. Included in this is the acquisition of the residual interest in an aircraft, subject to a leveraged lease. The aircraft is an Airbus A-300B4-203, built in 1983. It is on lease with Airbus and has a remaining lease term of six and one half years. The purchase price was $19,595,956 consisting of a $1,409,839 in cash and the assumption of non- recourse senior debt of $12,495,956 and non-recourse junior debt ("junior debt") of $5,690,161. Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E, (i.e., the junior debt). The Partnership intends to re-finance the junior debt with a third party. This transaction has had no impact on the results of operations for the period ended September 30, 1996.

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




December 24, 1996                       Gary N. Silverhardt
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