Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 1997-03-31
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1996
                          ------------------------------------------------------
                                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from _____________________ to ________________________


Commission File Number                           33-36376
                       ---------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code           (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

         Title of each class                     Name of each exchange on
                                                 which registered



Securities registered pursuant to Section 12(g) of the Act:
     Units of Limited Partnership Interests, filed, pending effectiveness

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                               Page

PART I

1.  Business                                                       3-4

2.  Properties                                                       4

3.  Legal Proceedings                                                5

4.  Submission of Matters to a Vote of Security Holders              5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                          5

6.  Selected Consolidated Financial and Operating Data             5-6

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                            6-8

8.  Consolidated Financial Statements and Supplementary Data      9-29

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                             30

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                              30-31

11. Executive Compensation                                          31

12. Security Ownership of Certain Beneficial Owners
    and Management                                                  32

13. Certain Relationships and Related Transactions                  32

PART IV

14. Exhibits, Reports and Amendments                                32

SIGNATURES                                                          33

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996


PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and December 31, 1994, 111,166.37 additional units were admitted representing $11,116,637 of capital contributions bringing the total admission to 127,704.10 units totaling $12,770,410 in capital contributions. Between January 1, 1995 and November 8, 1995 (the final closing date), 256,153.02 additional units were admitted, bringing the final admission to 383,857.12 units totaling $38,385,712 in capital contributions. During 1995, the Partnership redeemed 265 limited partnership units and during 1996, the Partnership redeemed 728 limited partnership units leaving 382,864 limited partnership units outstanding at December 31, 1996. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

    The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than the eighth anniversary of the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to eight and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership will (1) acquire equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enter into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $45,524,755 and $100,227,485 of equipment, respectively, with a weighted average initial transaction term of 44 and 36 months, respectively. At December 31, 1996, the weighted average initial transaction term of the portfolio was 45 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                                    December 31, 1996                    December 31, 1995
                               ---------------------------        ---------------------------

Category                             Cost         Percent               Cost          Percent

Aircraft                       $   38,967,559      32.5%          $  19,371,603        18.4%
Computer systems                   21,569,899      17.9              17,507,061        16.6
Manufacturing & production         20,030,224      16.6              14,320,190        13.6
Printing                           17,627,457      14.6              22,072,974        21.0
Telecommunications                 14,206,442      11.8               1,970,243         1.9
Restaurant equipment                2,341,604       1.9               2,223,687         2.1
Furniture and fixtures              2,210,360       1.8               1,385,082         1.3
Medical                             1,208,070       1.0               1,161,372         1.0
Retail systems                        857,003        .7                 894,020          .8
Material handling                     396,668        .3              24,132,933        22.9
Video production                      240,023        .3                  94,324          .1
Automotive                            105,571        .1                  27,018          .1
Miscellaneous                         639,015        .5                 187,899          .1
                               --------------   -------           -------------     -------

                               $  120,399,895     100.0%          $ 105,348,406       100.0%
                               ==============     =====           =============       =====

    The Partnership had two leases which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1996. The leases are for aircraft with Airbus Industrie and Alaska Airlines, Inc., and they represented 16.3% and 16.1%, respectively, of the total portfolio equipment cost at December 31, 1996.

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner will be compensated for services related to the management and administration of the Partnership's business.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters

    The Partnership's limited partnership interest is not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                        Number of Equity Security Holders
 Title of Class               as of December 31,

                              1996         1995
                              ----         ----

Limited Partners             2,265        2,271
General Partner                  1            1

Item 6.  Selected Consolidated Financial and Operating Data

                                                         Year Ended December 31,

                                                 1996           1995             1994

Total revenue                           $    9,576,756     $  6,729,913     $     203,858
                                        ==============     ============     =============

Net income (loss)                       $     (366,967)    $     76,068     $      70,890
                                        ==============     ============     =============

Net income (loss) allocable to
        limited partners                $     (363,297)    $     75,307     $      70,181
                                        ==============     ============     =============
Net income (loss) allocable
        to the General Partner          $       (3,670)    $        761     $         709
                                        ==============     ============     =============

Weighted average limited
        partnership units outstanding          383,196          260,453            31,755
                                        ==============     ============     =============

Net income (loss) per weighted
        average limited partnership unit$         (.95)    $        .29     $        2.21
                                        ==============     ============     =============

Distributions to limited partners       $    4,119,354     $  2,543,783     $     311,335
                                        ==============     ============     =============

Distribution to the General Partner     $       41,613     $     25,694     $       3,145
                                        ==============     ============     =============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                                           December 31,

                                         1996           1995          1994          1993
                                         ----           ----          ----          ----

        Total assets                $ 81,805,142   $103,090,950   $ 14,381,964   $   417,328
                                    ============   ============   ============   ===========

        Partners' equity            $ 25,864,652   $ 30,446,813   $ 10,803,815   $     2,000
                                    ============   ============   ============   ===========

    No operating data is presented for 1993 since the Partnership commenced operations on March 31, 1994, the initial closing date. The data presented for 1994 does not reflect a full year's operations.

    The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of net investments in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture of 65%, 23%, 9%, 3% and less than 1% of total investments at December 31, 1996, respectively, and 71%, 20%, 9%, 0% and less than 1% of total investments at December 31, 1995, respectively.

    For the years ended December 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $45,524,755 and $100,227,485, respectively, to 242 and 1,343 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 44 and 36 months, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $9,576,756, representing an increase of $2,846,843 from 1995. The increase in revenues was attributable to an increase in finance income of $2,087,116 or 49%, an increase in rental income of $402,101 or 20%, an increase in net gain on sales or remarketing of equipment of $230,941, an increase in income from leveraged leases of $139,810 and an increase in income from equity investment in joint venture of $954 or 17%. The increase in finance income, income from leveraged leases and rental income resulted from the increase in the average size of the finance and operating lease portfolios from 1995 to 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

    Expenses for the year ended December 31, 1996 were $9,943,723, representing an increase of $3,289,878 from 1995. The increase in expenses was attributable to an increase in interest expense of $1,326,911 or 44%, an increase in management fees of $637,298 or 92%, an increase in amortization of initial direct costs of $521,823 or 63%, an increase in general and administrative expense of $297,235 or 83%, an increase in administrative expense reimbursements of $260,805 or 68%, an increase in depreciation expense of $212,162 or 33% and an increase in provision for bad debts of $180,000 or 32% from 1995. Interest expense increased due to an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. The increase in depreciation expense resulted from the Partnership's increased investment in operating leases. A provision for bad debts of $750,000 was required for the year ended December 31, 1996 as a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

    Net (loss) income for the years ended December 31, 1996 and 1995 was ($366,967) and $76,068, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.95) and $.29 for 1996 and 1995, respectively.

Results of Operations for the Years Ended December 31, 1995 and 1994

    The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and an equity investment in joint venture of 71%, 20%, 9% and less than 1% of total investments at December 31, 1995, respectively, and 84%, 0%, 16% and less than 1% of total investments at December 31, 1994, respectively.

    For the years ended December 31, 1995 and 1994, the Partnership leased or financed equipment with initial costs of $100,227,485 and $6,938,961, respectively, to 1,343 and 50 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 36 and 52 months, respectively.

    The Partnership commenced operations on March 31, 1994. Although a comparison of results of operations and liquidity and capital resources is presented for the years ended December 31, 1995 and 1994, the comparison is predicated on the fact that the Partnership's related 1994 activity was minimal.

    Revenues for the year ended December 31, 1995 were $6,729,913, representing an increase of $6,526,055 from 1994. The increase in revenues was attributable to an increase in finance income of $4,141,392, an increase in rental income of $2,010,504, an increase in interest income and other of $262,205, an increase in net gain on sales or remarketing of equipment of $107,733 and income from equity investment in joint venture of $4,221. The increase in finance and rental income resulted from the increase in the average size of the finance and operating lease portfolios from 1994 to 1995. Interest income and other increased due to an increase in the average cash balance from 1994 to 1995. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

    Expenses for the year ended December 31, 1995 were $6,653,845, representing an increase of $6,520,877 from 1994. The increase in expenses was attributable to an increase in interest expense of $3,001,491, an increase in amortization of initial direct costs of $815,406, an increase in management fees of $687,269, an increase in depreciation expense of $636,487, an increase in the provision for bad debts of $506,500, an increase in administrative expense reimbursements of $374,599, an increase in general and administrative expense of $321,356 and minority interest in joint venture of $177,769. Interest expense increased due to an increase in the average debt outstanding from 1994 to 1995. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio. The increase in depreciation expense resulted from the Partnership's increased investment in operating leases. A provision for bad debts of $570,000 was required for the year ended December 31, 1995 as a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience.

    Net income for the years ended December 31, 1995 and 1994 was $76,068 and $70,890, respectively. The net income per weighted average limited partnership unit outstanding was $.29 and $2.21 for 1995 and 1994, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the years ended December 31, 1996, 1995 and 1994 were capital contributions, net of offering expenses, of $0, $22,157,234 and $11,046,405 from limited partners, respectively, net cash provided by operations of $9,923,936, $8,776,203 and $439,913, respectively, proceeds from sales of equipment of $8,684,744 and $1,016,807 in 1996 and 1995, respectively and proceeds received from affiliated minority investors of $2,530,550 in 1995. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    The Partnership had notes payable at December 31, 1996 and 1995 of $51,135,949 and $60,349,224, respectively, as a result of borrowings secured by equipment, and such amounts consisted of $38,641,653 and $44,820,178 in non-recourse notes which are being paid directly to the lenders by the lessees, respectively, $360,023 and $345,822 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals, $7,975,026 and $15,183,224, respectively, in non-recourse notes related to a securitization of certain Partnership assets and $4,159,247 in notes payable non-recourse as it relates to a secured financing in 1996.

    Cash distributions to limited partners for the years ended December 31, 1996 and 1995, which were paid monthly, totaled $4,119,354 and $2,543,783, respectively, of which $0 and $75,307 was investment income and $4,119,354 and $2,468,476 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% in 1996, of which 0% was investment income and 10.75% was a return of capital. The limited partner distribution per weighted average unit outstanding in 1996 and 1995 was $10.75 and $9.77, of which $0 and $.29 was investment income and $10.75 and $9.48 was a return of capital, respectively.

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $6,712,631, $8,671,773 and $6,582,150, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 29.8%, 40.8% and 29.4% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and any remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

    As of December 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closing of limited partnership units, operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 8.  Consolidated Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements

                                                             Page Number

Independent Auditors' Report                                     11

Consolidated Balance Sheets as of December 31, 1996
  and 1995                                                       12

Consolidated Statements of Operations for the Years
  Ended December 31, 1996, 1995 and 1994                         13

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended December 31, 1996,
  1995 and 1994                                               14-15

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994                      16-18

Notes to Consolidated Financial Statements                    19-27

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.









March 7, 1997
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                 1996            1995
                                                                 ----            ----
       Assets

Cash                                                       $  4,821,624    $  8,981,950
                                                           ------------    ------------

Investment in finance leases
   Minimum rents receivable                                  45,645,436      65,040,140
   Estimated unguaranteed residual values                    11,924,455      12,881,418
   Initial direct costs                                       1,624,309       1,674,324
   Unearned income                                           (9,073,073)    (12,707,193)
   Allowance for doubtful accounts                             (485,627)       (361,941)
                                                           ------------    ------------

                                                             49,635,500      66,526,748
Investment in operating leases
   Equipment, at cost                                        19,371,603      19,371,603
   Initial direct costs                                          47,945         335,613
   Accumulated depreciation                                  (1,485,136)       (636,487)
                                                           ------------    ------------
                                                             17,934,412      19,070,729
Investment in financings
   Receivables due in installments                            7,737,022       8,649,392
   Initial direct costs                                         138,928         182,965
   Unearned income                                           (1,165,426)     (1,204,544)
   Allowance for doubtful accounts                              (13,198)        (43,200)
                                                           ------------    ------------

                                                              6,697,326       7,584,613

Investment in leveraged lease                                 2,086,672              -
                                                           ------------    -----------

Other assets                                                    583,884         885,346
                                                           ------------    ------------

Equity investment in joint venture                               45,724          41,564
                                                           ------------    ------------

Total assets                                               $ 81,805,142    $103,090,950
                                                           ============    ============

       Liabilities and Partners' Equity

Notes payable - non-recourse                               $ 39,001,676    $ 45,166,000
Note payable - non-recourse - securitized                    12,134,273      15,183,224
Security deposits and deferred credits                        2,929,380         250,768
Minority interest in joint venture                              877,893       1,879,629
Accounts payable - other                                        753,769         448,418
Accounts payable - equipment                                    243,499       8,678,812
Accounts payable to General Partner
   and affiliates, net                                               -        1,037,286
                                                           ------------    ------------

                                                             55,940,490      72,644,137
Commitments and contingencies

Partners' equity (deficiency)
   General Partner                                              (71,652)        (26,369)
   Limited partners (382,864 and 383,592 units
     outstanding, $100 per unit original issue price
     in 1996 and 1995, respectively)                         25,936,304      30,473,182
                                                           ------------    ------------

     Total partners' equity                                  25,864,652      30,446,813
                                                           ------------    ------------

Total liabilities and partners' equity                     $ 81,805,142    $103,090,950
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 1996, 1995 and 1994

                                                      1996               1995         1994
                                                      ----               ----         ----
Revenues

   Finance income                              $  6,326,899      $  4,239,783     $    98,391
   Rental income                                  2,412,605         2,010,504            -
   Interest income and other                        352,476           366,455          104,250
   Net gain on sales or remarketing of equipment    338,574           107,733            -
   Income from leveraged lease, net                 139,810                -             -
   Income from equity investment in
     joint venture                                    6,392             5,438          1,217
                                               ------------      ------------     ----------

   Total revenues                                 9,576,756         6,729,913          203,858
                                               ------------      ------------     ------------

Expenses

   Interest                                       4,330,544         3,003,633          2,142
   Amortization of initial direct costs           1,349,977           828,154          12,748
   Management fees - General Partner              1,333,394           696,096          8,827
   Depreciation                                     848,649           636,487            -
   Provision for bad debts                          750,000           570,000          63,500
   General and administrative                       657,470           360,235          38,879
   Administrative expense reimbursements
     - General Partner                              642,276           381,471          6,872
   Minority interest in joint venture                31,413           177,769             -
                                               ------------      ------------     ---------

   Total expenses                                 9,943,723         6,653,845          132,968
                                               ------------      ------------     ------------

Net income (loss)                              $   (366,967)     $     76,068     $    70,890
                                               ============      ============     ===========

Net income (loss) allocable to:
   Limited partners                            $   (363,297)     $     75,307     $    70,181
   General Partner                                   (3,670)              761            709
                                               ------------      ------------     ----------

                                               $   (366,967)     $     76,068     $    70,890
                                               ============      ============     ===========

Weighted average number of limited
   partnership units outstanding                    383,196           260,453          31,755
                                               ============      ============     ===========

Net income (loss) per weighted average
   limited partnership unit                    $       (.95)     $        .29     $     2.21
                                               ============      ============     ==========




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                         Limited Partner Distributions

                           Return of      Investment           Limited      General
                            Capital         Income             Partners     Partner       Total
                          (Per weighted average unit)

Balance at
 December 31, 1993                                                1,000       1,000           2,000

Refund of initial
 limited partners'
 capital contribution                                            (1,000)          -          (1,000)

Proceeds from issuance
 of limited partnership
 units (127,704.10 units)                                    12,770,410           -      12,770,410

Sales and offering expenses                                  (1,724,005)          -      (1,724,005)

Cash distributions
 to partners               $   7.59       $  2.21              (311,335)     (3,145)       (314,480)

Net income                                                       70,181         709          70,890
                                                           ------------   ---------    ------------

Balance at
 December 31, 1994                                           10,805,251      (1,436)     10,803,815

Proceeds from issuance
 of limited partnership
 units (256,153.02 units)                                    25,615,302           -      25,615,302

Sales and offering expenses                                  (3,458,068)          -      (3,458,068)

Cash distributions
 to partners               $   9.48       $   .29            (2,543,783)    (25,694)     (2,569,477)

Limited partnership units
 redeemed (265 units)                                           (20,827)          -         (20,827)

Net income                                                       75,307         761          76,068
                                                           ------------   ---------    ------------

Balance at
 December 31, 1995                                           30,473,182     (26,369)     30,446,813







                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

              For the Years Ended December 31, 1996, 1995 and 1994

                          Limited Partner Distributions

                           Return of      Investment           Limited      General
                            Capital         Income             Partners     Partner       Total
                          (Per weighted average unit)

Cash distributions
 to partners               $  10.75       $     -            (4,119,354)    (41,613)     (4,160,967)



Limited partnership units
 redeemed (728 units)                                           (54,227)           -        (54,227)

Net loss                                                       (363,297)     (3,670)       (366,967)
                                                           ------------   ---------    ------------

Balance at
 December 31, 1996                                         $ 25,936,304   $ (71,652)   $ 25,864,652
                                                           ============   =========    ============



























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                     1996          1995       1994
                                                                     ----          ----       ----
Cash flows from operating activities:
  Net income (loss)                                           $ (366,967)   $    76,068   $  70,890
                                                              ----------    -----------   ---------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                                848,649        636,487           -
     Rental income - assigned operating lease receivables     (2,412,605)    (2,010,504)          -
     Finance income portion of receivables paid directly
       to lenders by lessees                                  (3,542,098)    (1,217,732)          -
     Amortization of initial direct costs                      1,349,977        828,154      12,748
     Allowance for doubtful accounts                             793,905        596,582      63,500
     Net gain on sales or remarketing of equipment              (338,574)      (107,733)          -
     Income from equity investment in joint venture               (6,392)        (5,438)     (1,217)
     Distribution from investment in joint venture                     -          2,392           -
     Interest expense on non-recourse financing
       paid directly by lessees                                3,123,670      1,829,401           -
     Interest expense accrued on non-recourse debt                     -         21,618           -
     Collection of principal - non-financed receivables        9,296,801      8,756,121     156,790
     Income from leveraged lease, net                           (139,810)           -             -
     Change in operating assets and liabilities:
        Other assets                                             300,775       (689,040)    (31,000)
        Security deposits and deferred credits                 2,678,612        249,843         925
        Minority interest in joint ventures                   (1,001,736)      (650,921)             -
        Accounts payable - other                                 305,351        332,840     115,578
        Accounts payable to General Partner and affiliates, net(1,037,286)      157,144      87,613
        Other, net                                                71,664        (29,079)    (35,914)
                                                              ----------    -----------   ---------

          Total adjustments                                   10,290,903      8,700,135     369,023
                                                              ----------    -----------   ---------

       Net cash provided by operating activities               9,923,936      8,776,203     439,913
                                                              ----------    -----------   ---------

Cash flows from investing activities:
  Proceeds from sales of equipment                             8,684,744      1,016,807           -
  Initial direct costs                                        (2,164,341)    (2,117,000)   (209,299)
  Equipment and receivables purchased                         (16,511,707)  (43,366,758)  (3,534,083)
  Investment in joint venture                                          -             -      (37,462)
                                                              ----------    -----------   ---------
        Net cash used in investing activities                 (9,991,304)   (44,466,951)  (3,780,844)
                                                              ----------    -----------   ----------

Cash flows from financing activities:
  Proceeds from recourse debt and non-recourse securitized debt5,941,893     33,151,416           -
  Proceeds from discounting receivables                        3,171,188             -            -
  Principal payments on recourse debt and non-recourse
    securitized debt                                          (8,990,845)   (17,968,192)          -
  Cash distributions to partners                              (4,160,967)    (2,569,477)   (314,480)
  Redemption of limited partnership units                        (54,227)       (20,827)          -


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                                  1996         1995          1994
                                                                  ----         ----          ----

  Issuance of limited partnership units,
    net of offering expenses                                        -       22,157,234     11,046,405
  Proceeds received from affiliated minority
    interest investors                                              -        2,530,550           -
  Refund of initial limited partner's capital contribution          -              -           (1,000)
                                                            ------------  ------------   ------------

        Net cash provided by (used in) financing activities   (4,092,958)   37,280,704     10,730,925
                                                            ------------  ------------   ------------

Net increase (decrease) in cash                               (4,160,326)    1,589,956      7,389,994

Cash at beginning of year                                      8,981,950     7,391,994          2,000
                                                            ------------  ------------   ------------

Cash at end of year                                         $  4,821,624  $  8,981,950   $  7,391,994
                                                            ============  ============   ============
































See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

  For the years ended December 31, 1996, 1995 and 1994 non-cash activities included the following:

                                                                   1996          1995         1994
                                                                   ----          ----         ----

     Non-recourse notes payable assumed in purchase price  $  36,569,439  $ 48,476,665   $  3,285,477
     Accounts payable-equipment                                       -      8,678,812        -
     Fair value of equipment and receivables purchased
       for debt and payables                                 (36,569,439)  (57,l55,477)    (3,285,477)

     Principal and interest on finance receivables
       paid directly to lenders by lessees                    13,819,924     4,585,638        -
     Rental income - assigned operating lease receivables      2,412,065     2,010,504        -
     Principal and interest on non-recourse financing
       paid directly by lessees                              (16,231,989)   (6,596,142)       -
                                                           -------------  ------------   -------------

                                                           $        -     $       -      $    -
                                                           =============  ============   =============

     Interest expense of $4,330,544, $3,003,633 and $2,142 for the years ended December 31, 1996, 1995 and 1994 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $3,149,069, $1,851,019 and $0, respectively, interest expense on non-recourse secured financing accrued or paid of $1,133,394, $1,112,732 and $0, respectively, and other interest of $48,081, $39,882 and $2,142, respectively.
























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1.  Organization

    ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994 and by its final closing in 1995, 383,857.12 units had been admitted into the Partnership with aggregate gross proceeds of $38,385,712. During 1995, the Partnership redeemed 265 limited partnership units and during 1996, the Partnership redeemed 728 limited partnership units leaving 382,864 limited partnership units outstanding at December 31, 1996.

    The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

    ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds of sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $5,182,073 (including $2,111,214 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

    Profits, losses, cash distributions and disposition proceeds will be allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

    Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations are disclosed in Note 8 to the consolidated financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

    Equity Investment in Joint Venture - The Partnership accounts for its equity investment in joint venture under the equity method of accounting. Therefore, the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

    Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 265 limited partnership units during 1995 and 728 limited partnership units during 1996. The redemption amount was calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

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

    Consolidation - The consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiary, ICON Six Corp., ICON Asset Acquisition L.L.C. I and ICON Cash Flow L.L.C. II. All intercompany accounts and transactions have been eliminated.

    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3.   Net Investment in Leveraged Lease

     During the year ended December 31, 1996, the partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an Airbus A-300B4-203, built in 1983. It is on lease with Airbus Industrie and has a remaining lease term of six and one half years. The purchase price was $19,595,956 consisting of $1,409,839 in cash and the assumption of non-recourse senior debt of $12,495,956 and non-recourse junior debt ("junior debt") of $5,690,161.

The net investment in the leveraged lease as of December 31, 1996 consisted of the following:

     Non-cancelable minimum rents receivable (net of principal and
       interest on non-recourse debt)                             $       -
     Estimated unguaranteed residual values                        4,000,000
     Initial direct costs                                            537,023
     Unearned income                                              (2,450,351)
                                                                  ----------
                                                                  $2,086,672

     Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Non-cancelable minimum annual amounts receivable relating to the leveraged lease at December 31, 1996 are $23,274,651 and are due as follows:

                                1997               $  3,395,120
                                1998                  3,454,474
                                1999                  3,516,692
                                2000                  3,581,504
                                2001                  3,649,761
                                Thereafter            5,677,100
                                                   ------------
                                                   $ 23,274,651

     The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

     Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E, (i.e., the junior debt). On January 29, 1997, the Partnership re-financed the junior debt with a third party.

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

     On January 28, 1997, the Partnership borrowed $7,780,328 from ICON Cash Flow Partners L.P., Series E, an affiliate of the Partnership. This is a short term note, which bears interest at the rate of 11% and is expected to be paid in full by May 31, 1997. The Partnership used the proceeds from the note to retire the outstanding balance on its note payable non-recourse securitization with TCB.

     ICON Cash Flow LLC I

     On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD- 83. The Partnership and Series E contributed $37,682 (1%) and $3,730,493 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $20,771,628. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The
Partnership's 1% investment in ICON Cash Flow LLC I, which is accounted for under the equity method, totaled $41,564 at December 31, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the years ended December 31, 1996 and 1995 are summarized below:

                                December 31, 1996   December 31, 1995

 Assets                            $ 18,442,590        $19,683,740
                                   ============        ===========

 Liabilities                       $ 13,870,214        $15,272,065
                                   ============        ===========

 Equity                            $  4,572,376        $ 4,411,675
                                   ============        ===========

                                     Year Ended         Year Ended
                                December 31, 1996   December 31, 1995

 Net income                        $   639,200         $  543,781
                                   ===========         ==========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow LLC II

    On March 31, 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and Series E contributed $3,024,450 (99%) and $30,550 (1%) (See Consolidated Statements of Cash Flows - Included in Proceeds from minority interest investors - Financing activities) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt (See Supplemental Disclosures of Cash Flow Information Included in Non-recourse notes payable assumed in purchase price) and the contributions received from the Partnership and Series E. The purchase price of the transaction totaled $19,371,603. The cash portion of the purchase price ($3,055,000) is included in the Consolidated Statements of Cash Flows - Equipment and receivables purchased Investing activities. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture."

5.  Receivables Due in Installments

    Non-cancelable minimum annual amounts due on finance leases, and financings are as follows:

                             Finance
           Year               Leases           Financings            Total

           1997          $ 18,680,227       $ 2,778,240        $  21,458,467
           1998            12,504,819         2,266,560           14,771,379
           1999             7,787,382         1,537,970            9,325,352
           2000             5,234,755           790,959            6,025,714
           2001             1,158,168           363,293            1,521,461
           Thereafter         280,085                 -              280,085
                         ------------       -----------        -------------

                         $ 45,645,436       $ 7,737,022        $  53,382,458
                         ============       ===========        =============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996 and 1995 consisted of the following:

                                                    1996              1995
                                                    ----              ----

Equipment cost, beginning of year               $ 19,371,603      $         -

Equipment purchased                                       -         19,371,603

Equipment sold                                            -                 -
                                                 -----------      ------------

Equipment cost, end of year                       19,371,603        19,371,603
                                                ------------      ------------

Accumulated depreciation,
  beginning of year                                 (636,487)                -

Depreciation                                        (848,649)         (636,487)

Equipment sold                                            -                  -
                                                 -----------      ------------

Accumulated depreciation, end of year             (1,485,136)         (636,487)
                                                ------------      ------------

Initial direct costs, net of accumulated
  amortization, end of year                           47,945           335,613
                                                ------------      ------------

Investment in operating leases, end of year     $ 17,934,412      $ 19,070,729
                                                ============      ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                  Finance
                                   Leases        Financings       Total

 Balance at December 31, 1993  $      -        $       -       $      -

 Charged to operations              41,300          22,200         63,500
                               -----------     -----------     ----------

 Balance at December 31, 1994       41,300          22,200         63,500

 Charged to operations             549,000          21,000        570,000

 Accounts written-off             (254,911)             -        (254,911)

 Recoveries on accounts
   previously written-off           26,552              -          26,552
                               -----------     -----------     ----------

 Balance at December 31, 1995      361,941          43,200        405,141

 Accounts written-off             (424,699)       (275,522)      (700,221)

 Recoveries on accounts
   previously written-off           43,905              -          43,905

 Provision                         750,000              -         750,000

 Transfer within accounts         (245,520)        245,520              -
                               -----------     -----------     ----------

 Balance at December 31, 1996  $   485,627     $    13,198     $  498,825
                               ===========     ===========     ==========

8.  Notes Payable

    On January 29, 1996, the Partnership borrowed $5,941,893 by pledging lease receivables and granting a security interest in the related collateral, or equipment, of a specific group of leases and financing transactions. The borrowing was recorded as a non-recourse note payable (securitized), bears interest at a fixed rate of 7.58%, and is payable only from receivable proceeds from the portfolio that has secured it.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    Notes payable non-recourse consists of the following: (1) notes payable non-recourse, which is being paid directly to the lenders by the lessees and (2) notes payable non-recourse securitized, which is being paid down from collections on receivables from lease transactions. These notes bear interest at rates ranging from 5.18% to 10.75% and mature as follows:

                          Notes Payable
                          Non-Recourse       Notes Payable
                          Securitized        Non-Recourse           Total

1997                      $   5,657,341     $   23,393,502      $  29,050,843
1998                          3,790,903          6,468,746         10,259,649
1999                          1,868,374          4,078,428          5,946,802
2000                            692,330          3,768,137          4,460,467
2001                            125,325            750,471            875,796
Thereafter                          -              542,392            542,392
                          -------------     --------------      -------------

                          $  12,134,273     $   39,001,676      $  51,135,949
                          =============     ==============      =============

    Included in the above are $360,023 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions. The notes are payable only to the extent residual values are realized which are estimated to occur as follows: $329,902, $8,803 and $21,318 in 1997, 1998 and 1999, respectively.

    The fair value of the notes payable non-recourse securitized approximates the carrying value recorded in the consolidated financial statements.

9.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 Charged to                  Charged to
                                                    Equity     Capitalized    Operations

 Organization and offering                     $   446,964    $      -      $       -
 Underwriting commissions                          255,408            -              -
 Acquisition fees                                       -        209,299             -
 Management fees                                        -             -          8,827
 Administrative expense reimbursements                  -             -          6,872
                                               -----------    ----------    ----------

 Year ended December 31, 1994                  $   702,372    $  209,299    $   15,699
                                               ===========    ==========    ==========

 Organization and offering                         896,536            -              -
 Underwriting commissions                          512,306            -              -
 Acquisition fees                                       -      2,819,689             -
 Management fees                                        -             -        696,096
 Administrative expense reimbursements                  -             -        381,471
                                               -----------    ----------    ----------

 Year ended December 31, 1995                  $ 1,408,842    $2,819,689    $1,077,567
                                               ===========    ==========    ==========

 Acquisition fees                                       -      1,361,045            -
 Management fees                                        -             -      1,333,394
 Administrative expense reimbursements                  -             -        642,276
                                               -----------    ----------    ----------

 Year ended December 31, 1996                  $        -     $1,361,045    $1,975,670
                                               ===========    ==========    ==========


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    The   Partnership  has  investments  in  three  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 2 for additional information relating to the joint ventures).

    Prior to the Partnership  acquiring its investment in leveraged  leases (see
Note 3), the related free cash flow, or the rent in excess of the senior debt payments (i.e., the junior debt), was financed by ICON Cash Flow Partners, L.P., Series E, an affiliate of the Partnership. On January 29, 1997, the Partnership re-financed the junior debt with an unrelated third party.

10.  Subsidiary

    On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON Six Corp. , a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON Six Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON Six Corp. As of December 31, 1996, there was no federal tax liability for ICON Six Corp.

11. Commitments and Contingencies

    On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $6,712,631, $8,671,773 and $6,582,150, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 29.8%, 40.8% and 29.4% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

    The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. As of December 31, 1996 and 1995, respectively, the Partnership has not made any payments pursuant to such agreements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                     1996               1995           1994
                                                     ----               ----           ----

Net income (loss) per financial statements     $  (366,967)       $   76,068      $    70,890

Differences due to:
  Direct finance leases                          6,193,772         4,517,101           77,839
  Depreciation                                  (2,375,964)       (2,493,537)        (144,449)
  Provision for losses                              40,999            20,000           63,500
  Loss on sale of equipment                     (3,118,755)          (12,645)             (91)
  Other                                           (947,139)          132,765            3,344
                                               -----------        ----------      -----------

Partnership income (loss) for
 federal income tax purposes                   $  (574,054)       $2,239,752      $    71,033
                                               ===========        ==========      ===========

     As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $25,864,652 compared to the partners' capital accounts for federal income tax purposes of $33,013,774 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

    The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

    The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

         Beaufort J.B. Clarke   President, Chief Executive Officer and Director

         Thomas W. Martin       Executive Vice President and Director

         Paul B. Weiss          Executive Vice President

         Gary N. Silverhardt    Vice President and Chief Financial Officer

         Neil A. Roberts        Director

         Tim Spring             Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1996, 1995 and 1994.

     Entity               Capacity      Type of Compensation           1996         1995        1994
     ------               --------      --------------------           ----         ----        ----

ICON Capital Corp.    General Partner   Organization and offering
                                          expenses                 $       -      $   896,536  $ 446,964
ICON Capital Corp.    Manager           Acquisition fees             1,361,045      2,819,689    209,299
ICON Capital Corp.    General Partner   Management fees              1,333,394        696,096      8,827
ICON Securities Corp. Dealer-Manager    Underwriting commissions            -         512,306    255,408
ICON Capital Corp.    General Partner   Administrative expense
                                          reimbursements               642,276        381,471      6,872
                                                                   -----------    -----------  ---------

                                                                   $ 3,336,715    $ 5,306,098  $ 927,370
                                                                   ===========    ===========  =========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                    Amount Beneficially                   Percent
       of Class                         Owned                         of Class

    General Partner   Represents initially a 1% and potentially a        100%
      Interest        10% interest in the Partnership's income,
                      gain and loss deductions.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1996


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS L.P. Six
                                   File No. 33-36376 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director


Date: March 28, 1997               Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director


Date: March 28, 1997               Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.