Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 1997-05-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                         to
                              -------------------------     --------------------

Commission File Number                           33-36376
                      ----------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                                  March 31,        December 31,
                                                                                    1997               1996
       Assets
Cash                                                                          $      1,754,458   $     4,821,624
                                                                              ----------------   ---------------

Investment in finance leases
   Minimum rents receivable                                                         38,691,218        45,645,436
   Estimated unguaranteed residual values                                           11,644,985        11,924,455
   Initial direct costs                                                              1,367,987         1,624,309
   Unearned income                                                                  (7,604,077)       (9,073,073)
   Allowance for doubtful accounts                                                    (463,166)         (485,627)
                                                                              ----------------   ---------------

                                                                                    43,636,947        49,635,500
Investment in operating leases
   Equipment, at cost                                                               19,371,603        19,371,603
   Accumulated depreciation                                                         (1,697,298)       (1,485,136)
   Initial direct costs                                                                  -                47,945
                                                                              ----------------   ---------------

                                                                                    17,674,305        17,934,412
Investment in financings
   Receivables due in installments                                                   3,474,501         7,737,022
   Initial direct costs                                                                 51,770           138,928
   Unearned income                                                                    (372,486)       (1,165,426)
   Allowance for doubtful accounts                                                     (13,198)          (13,198)
                                                                              ----------------   ---------------

                                                                                     3,140,587         6,697,326

Equity investment in joint ventures                                                  5,621,987            45,724
                                                                              ----------------   ---------------

Investment in leverage lease, net                                                    2,140,641         2,086,672
                                                                              ----------------   ---------------

Other assets                                                                           869,769           583,884
                                                                              ----------------   ---------------


Total assets                                                                  $     74,838,694   $    81,805,142
                                                                              ================   ===============


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                                 March 31,       December 31,
                                                                                    1997               1996

       Liabilities and Partners' Equity
Notes payable - non-recourse                                                  $     36,604,885   $    39,001,676
Note payable - affiliate                                                             6,780,328              -
Note payable - non-recourse - securitized                                            3,625,955        12,134,273
Accounts payable - other                                                             1,229,105           753,769
Minority interest in joint venture                                                     681,291           877,893
Security deposits and deferred credits                                                 582,648         2,929,380
Accounts payable - equipment                                                           417,048           243,499
                                                                              ----------------   ---------------

                                                                                    49,921,260        55,940,490
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                     (81,036)          (71,652)
   Limited partners (382,739 and 382,864
     units outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)                                    24,998,470        25,936,304
                                                                              ----------------   ---------------

     Total partners' equity                                                         24,917,434        25,864,652
                                                                              ----------------   ---------------

Total liabilities and partners' equity                                        $     74,838,694   $    81,805,142
                                                                              ================   ===============


















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                       1997              1996
                                                                                       ----              ----
Revenue

   Finance income                                                                  $   1,241,419   $   1,754,362
   Rental income                                                                         402,101         603,151
   Income from leveraged lease, net                                                       86,544             -
   Net gain on sales or remarketing
     of equipment                                                                         79,701          58,597
   Interest income and other                                                              45,561         115,501
   Income from equity investment
     in joint ventures                                                                    22,901           1,506
                                                                                   -------------   -------------

   Total revenues                                                                      1,878,227       2,533,117
                                                                                   -------------   -------------

Expenses

   Interest                                                                              665,728       1,180,959
   Amortization of initial direct costs                                                  418,146         331,719
   Management fees - General Partner                                                     267,846         489,485
   Depreciation                                                                          212,162         212,162
   Administrative expense
     reimbursements - General Partner                                                    133,007         225,277
   General and administrative                                                             67,783         168,798
   Minority interest in joint venture                                                     12,859          18,471
   Provision for bad debts                                                                  -            150,000
                                                                                   -------------   -------------

   Total expenses                                                                      1,777,531       2,776,871
                                                                                   -------------   -------------

Net income (loss)                                                                  $     100,696   $    (243,754)
                                                                                   =============   =============

Net income (loss) allocable to:
   Limited partners                                                                $      99,689   $    (241,316)
   General Partner                                                                         1,007          (2,438)
                                                                                   -------------   -------------

                                                                                   $     100,696   $    (243,754)
                                                                                   =============   =============
Weighted average number of limited
   partnership units outstanding                                                         382,781         383,436
                                                                                   =============   =============

Net income (loss) per weighted average
   limited partnership unit                                                        $         .26   $        (.63)
                                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                                Limited Partner Distributions

                                  Return of      Investment            Limited        General
                                   Capital         Income             Partners        Partner          Total
                                 (Per weighted average unit)
Balance at
    December 31, 1993                                              $        1,000   $      1,000  $       2,000

Refund of initial
    limited partners'
    capital contribution                                                   (1,000)             -         (1,000)
Proceeds from issuance
    of limited partnership
    units (127,704.10 units)                                           12,770,410              -     12,770,410
Sales and offering expenses                                            (1,724,005)             -     (1,724,005)
Cash distributions
    to partners                    $  7.59        $   2.21               (311,335)        (3,145)      (314,480)
Net income                                                                 70,181            709         70,890
                                                                   --------------   ------------  -------------

Balance at
    December 31, 1994                                                  10,805,251         (1,436)    10,803,815
Proceeds from issuance
    of limited partnership
    units (256,153.02 units)                                           25,615,302            -       25,615,302
Sales and
    offering expenses                                                  (3,458,068)           -       (3,458,068)
Cash distributions
    to partners                    $  9.48        $    .29             (2,543,783)       (25,694)    (2,569,477)
Limited partnership units
    redeemed (265 units)                                                  (20,827)           -          (20,827)
Net income                                                                 75,307            761         76,068
                                                                   --------------   ------------  -------------

Balance at
    December 31, 1995                                                  30,473,182        (26,369)    30,446,813
Cash distributions
    to partners                    $ 10.75        $  -                 (4,119,354)       (41,613)    (4,160,967)
Limited partnership units
    redeemed (728 units)                                                  (54,227)            -         (54,227)
Net loss                                                                 (363,297)        (3,670)      (366,967)
                                                                   --------------   ------------  -------------

Balance at
    December 31, 1996                                                  25,936,304        (71,652)    25,864,652
Cash distributions
    to partners                    $  2.43        $    .26             (1,028,723)       (10,391)    (1,039,114)
Limited partnership units
    redeemed (125 units)                                                   (8,800)         -             (8,880)
Net income                                                                 99,689          1,007        100,696
                                                                   --------------   ------------  -------------

Balance at
    March 31, 1997                                                 $   24,998,470   $    (81,036) $  24,917,434
                                                                   ==============   ============  =============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                                                                         1997           1996
                                                                                         ----           ----
Cash flows from operating activities:
   Net income (loss)                                                               $     100,696  $    (243,754)
                                                                                   -------------  -------------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                                                       212,162        212,162
      Rental income - assigned operating lease receivables                              (402,101)      (603,151)
      Finance income portion of receivables paid directly
        to lenders by lessees                                                           (672,539)      (888,182)
      Amortization of initial direct costs                                               418,146        331,719
      Allowance for doubtful accounts                                                      -            135,562
      Net gain on sales or remarketing of equipment                                      (79,701)       (58,597)
      Income from leveraged lease, net                                                   (86,544)         -
      Income from equity investment in joint venture                                     (22,901)        (1,506)
      Distribution from investment in joint venture                                          -        1,482,236
      Interest expense on non-recourse financing paid directly by lessees                349,836        601,034
      Interest expense accrued on non-recourse debt                                          -          407,271
      Collection of principal - non-financed receivables                               2,453,578      2,571,188
      Change in operating assets and liabilities:
         Accounts payable to General Partner and affiliates, net                             -         (363,258)
         Accounts payable - other                                                        475,336        (27,766)
         Security deposits and deferred credits                                       (2,346,732)        95,717
         Minority interest in joint ventures                                            (196,602)    (1,890,880)
         Other, net                                                                      225,072        (69,108)
                                                                                   -------------  -------------

           Total adjustments                                                             327,010      1,934,441
                                                                                   -------------  -------------

        Net cash provided by operating activities                                        427,979      1,690,687
                                                                                   -------------  -------------

Cash flows from investing activities:
   Equipment and receivables purchased                                                (1,541,032)    (6,329,190)
   Proceeds from sales of equipment                                                      821,791        270,677
   Initial direct costs                                                                     -          (372,089)
                                                                                   -------------  -------------

         Net cash used in investing activities                                          (719,241)    (6,430,602)
                                                                                   -------------  -------------

Cash flows from financing activities:
   Proceeds from note payable-affiliate                                                7,780,328           -
   Principal payments on note payable - affiliate                                     (1,000,000)          -
   Proceeds from non-recourse securitized debt                                              -         5,941,893
   Principal payments on non-recourse securitized debt                                (8,508,318)    (2,197,059)
   Cash distributions to partners                                                     (1,039,114)    (1,041,316)
   Redemption of limited partnership units`                                               (8,800)       (14,173)
                                                                                   -------------  -------------

         Net cash provided by (used in) financing activities                          (2,775,904)     2,689,345
                                                                                   -------------  -------------

Net decrease in cash                                                                  (3,067,166)    (2,050,570)

Cash at beginning of period                                                            4,821,624      8,981,950
                                                                                   -------------  -------------

Cash at end of period                                                              $   1,754,458  $   6,931,380
                                                                                   =============  =============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the three months ended March 31, 1997 and 1996, non-cash activities included the following:


                                                                                       1997            1996
                                                                                       ----            ----

Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees                                                            $    2,895,846  $    8,022,035
Principal and interest on non-recourse
   financing paid directly to lenders by lessees                                     (2,895,846)     (8,022,035)
Decrease in investments in finance leases and financings
   due to contribution to joint venture                                               5,575,104             -
Increase in equity investment in joint venture                                       (5,575,104)            -
Non-recourse notes payable assumed
   in purchase price                                                                    186,715      10,579,054
Fair value of equipment and receivables
 purchased for debt and payables                                                       (186,715)    (10,579,054)
                                                                                 --------------  --------------

                                                                                 $        -      $       -
                                                                                 ==============  =========

      Interest expense of $665,728 and $1,180,959 for the three months ended March 31, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $349,836 and $1,008,305, respectively, interest expense on recourse financing of $238,152 and $0 and other interest of $77,740 and $172,654, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.

2.    Net Investment in Leveraged Lease

       In September 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an A-300B4-203 currently on lease to Airbus. The purchase price was $19,595,956, consisting of $1,409,839 in cash, the assumption of non-recourse senior debt of $12,495,956 and non-recourse junior debt of $5,590,161.

The net investment in the leveraged leases as of March 31, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt)                              $        -
Estimated unguaranteed residual values                             4,000,000
Initial direct costs                                                 504,448
Unearned income                                                   (2,363,807)
                                                              --------------
                                                              $    2,140,641

       The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

       Prior to the acquisition, the free cash flow (rent in excess of the senior debt payments or junior debt) was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E. On January 29, 1997 the Partnership re-financed the junior debt with a third party.

3.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 125 limited partnership units during 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

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

      ICON Asset Acquisition LLC

      On February 3, 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by June 30, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

      The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

      ICON Cash Flow LLC I

      In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the three months ended March 31, 1997 is summarized below:

                                              March 31, 1997

             Assets                         $     18,117,350
                                            ================

             Liabilities                    $     13,197,112
                                            ================

             Equity                         $      4,920,238
                                            ================

                                           Three Months Ended
                                             March 31, 1997

             Net income                     $        175,346
                                            ================

     ICON Cash Flow LLC II

     In March 1995 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture."

ICON Receivables 1997-A LLC

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $6,712,631, $5,794,273 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $5,553,962, $4,874,857 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.94%, 30.67% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)


      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 1997 is summarized below:

                                                March 31, 1997

                Assets                        $      23,430,264
                                              =================

                Liabilities                   $       7,475,691
                                              =================

                Equity                        $      15,954,573
                                              =================

                                             Three Months Ended
                                               March 31, 1997

                Net income                    $          60,516
                                              =================

5.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1997 and 1996 are as follows:

                                      1997               1996
                                      ----               ----

     Management fees            $  267,846    $   489,485  Charged to Operations
     Acquisition fees                -            372,089  Capitalized
     Administrative expense
       reimbursements              133,007        225,277  Charged to Operations
                                ----------    -----------

     Total                      $  400,853    $ 1,086,851
                                ==========    ===========

       The Partnership has investments in four joint ventures with other Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

     Prior to the Partnership  acquiring its investment in leveraged leases (see
Note 2), the related free cash flow was financed by ICON Cash Flow Partners, L.P., Series E, an affiliate of the Partnership. On January 29, 1997, the Partnership re-financed the junior debt with an unrelated third party.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and equity investment in joint venture of 66%, 26%, 5%, 3%, and less than 1% of total investments at March 31, 1997, respectively, and 73%, 19%, 0%, 8% and less than 1% of total investments at March 31, 1996, respectively.

     For the three months ended March 31, 1997 and 1996, the Partnership leased or financed equipment with initial costs of $1,728,312 and $12,402,972, respectively, to 42 and 21 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 33 and 38 months, respectively.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

     Revenues for the three months ended March 31, 1997 were $1,878,227, representing a decrease of $654,980 or 26% from 1996. The decrease in revenues was attributable to a decrease in finance income of $512,943 or 29%, a decrease in rental income of $201,050 or 33% and a decrease in interest income and other of $69,940 or 61%. The decrease in income was partially offset by an increase in income from leveraged lease of $86,544, an increase in income from equity investment in joint ventures of $21,395 and an increase in net gain on sales or remarketing of equipment of $21,104. The decrease in finance and rental income resulted from a decrease in the average size of the finance and operating lease portfolios from 1996 to 1997. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Income from equity investment in joint ventures and income from leveraged lease increased due to the Partnerships increased investment in these transactions in December 1996 and March 1997.

     Expenses for the three months ended March 31, 1997 were $1,777,531, representing a decrease of $999,340 or 36% from 1996. The decrease in expenses was attributable to a decrease in interest expense of $515,231 or 44%, a decrease in management fees of $221,639 or 45%, a decrease in provision for bad debt of $150,000, a decrease in general and administrative of $101,015 or 60% and a decrease in administrative expense and reimbursements of $92,270 or 41%. These increases were partially offset by an increase in amortization of IDC of $86,427. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. Management fees, general and administrative and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debt was required for the quarter ended March 31, 1997.

     Net income (loss) for the three months ended March 31, 1997 and 1996 was $100,696 and ($243,754), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.26 and ($.64) for 1997 and 1996, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1997

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $427,979 and $1,690,687, respectively, and proceeds from sales of equipment of $821,791 and $270,677, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the three months ended March 31, 1996 and 1996, which were paid monthly, totaled $1,028,723 and $1,030,903, respectively, of which $99,689 and $0 was investment income and $929,034 and $1,030,903 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which 1.03% and 0% was investment income and 9.72% and 10.75% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1997 and 1996 was $2.69 and $2.69, respectively, of which $.26 and $0 was investment income and $2.43 and $2.69 was a return of capital, respectively.

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $6,712,631, $5,794,273 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $5,553,962, $4,874,857 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.94%, 30.67% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

     As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                              ICON Cash Flow Partners L. P. Six
                              File No. 33-44413 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




May 15, 1997                  Gary N. Silverhardt
-------------                 -------------------------------------------------
    Date                      Gary N. Silverhardt
                              Chief Financial Officer
                              (Principal financial and account officer of the General Partner of the Registrant)