Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 1997-08-14
CIK 910632

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                             June 30, 1997
                     -----------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number                             33-36376
                       --------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,     December 31,
                                                                     1997           1996

       Assets

Cash                                                            $  1,108,147     $ 4,821,624
                                                                ------------     -----------

Investment in finance leases
   Minimum rents receivable                                       33,662,128      45,645,436
   Estimated unguaranteed residual values                         11,600,314      11,924,455
   Initial direct costs                                            1,157,061       1,624,309
   Unearned income                                                (6,402,906)     (9,073,073)
   Allowance for doubtful accounts                                  (460,371)       (485,627)
                                                                ------------     -----------

                                                                  39,556,226      49,635,500
Investment in operating leases
   Equipment, at cost                                             17,150,782      19,371,603
   Accumulated depreciation                                               -       (1,485,136)
   Initial direct costs                                                   -           47,945
                                                                ------------     -----------

                                                                  17,150,782      17,934,412
Investment in financings
   Receivables due in installments                                 2,953,710       7,737,022
   Initial direct costs                                               39,894         138,928
   Unearned income                                                  (292,216)     (1,165,426)
   Allowance for doubtful accounts                                   (13,198)        (13,198)
                                                                ------------     -----------

                                                                   2,688,190       6,697,326

Equity investment in joint ventures                                5,307,340          45,724
                                                                ------------     -----------

Investment in leveraged lease, net                                 1,570,414       2,086,672
                                                                ------------     -----------

Other assets                                                         495,549         583,884
                                                                ------------     -----------

Total assets                                                    $ 67,876,648     $81,805,142
                                                                ============     ===========


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                   June 30,     December 31,
                                                                     1997           1996

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $ 33,420,832     $39,001,676
Note payable - affiliate                                           5,357,637                -
Note payable - non-recourse - securitized                          3,123,298      12,134,273
Security deposits and deferred credits                             1,351,177       2,929,380
Minority interest in joint venture                                   596,263         877,893
Accounts payable - other                                             197,236         753,769
Accounts payable - General Partner                                   115,887               -
Accounts payable - equipment                                              -          243,499
                                                                ------------     -----------

                                                                  44,162,330      55,940,490
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                   (92,111)        (71,652)
   Limited partners (382,739 and 382,864
     units outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)                  23,680,428      25,936,304
                                                                ------------     -----------

     Total partners' equity                                       23,714,318      25,864,652
                                                                ------------     -----------

Total liabilities and partners' equity                          $ 67,876,648     $81,805,142
                                                                ============     ===========














See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                        For the Three Months           For the Six Months
                                           Ended June 30,                 Ended June 30,
                                         1997         1996              1997          1996
                                         ----         ----              ----          ----

Revenues

   Finance income                   $  1,249,929   $  1,836,365    $  2,491,348  $  3,590,727
   Rental income                         500,000        603,151         902,101     1,206,302
   Income from equity investment
     in joint venture                    136,521          1,568         159,422         3,074
   Net gain on sales or
     remarketing of equipment            123,242        154,908         202,943       213,505
   Income from leveraged lease, net       86,544            -           173,975            -
   Interest income and other              29,739         85,910          75,300       201,411
                                    ------------   ------------    ------------  ------------

   Total revenues                      2,125,975      2,681,902       4,005,089     5,215,019
                                    ------------   ------------    ------------  ------------

Expenses

   Interest                            1,027,802      1,305,058       1,693,530     2,486,017
   Amortization of initial direct costs  356,425        362,328         774,571       694,047
   Depreciation                          212,162        212,162         424,324       424,324
   Management fees - General Partner     298,019        262,952         565,865       752,437
   Administrative expense reimbursement
     - General Partner                   149,100        133,482         282,107       358,759
   General and administrative            126,410        191,923         194,193       360,721
   Minority interest in joint venture     26,913         24,988          39,772        43,459
   Provision for bad debts                    -         100,000               -       250,000
                                    ------------   ------------    ------------  ------------

   Total expenses                      2,196,831      2,592,893       3,974,362     5,369,764
                                    ------------   ------------    ------------  ------------

Net income (loss)                   $    (70,856)  $     89,009    $     30,727  $   (154,745)
                                    ============   ============    ============  ============

Net income (loss) allocable to:
   Limited partners                 $    (70,148)  $     88,119    $     30,419  $   (153,198)
   General Partner                          (709)           890             307         1,547
                                    ------------   ------------    ------------  ------------

                                    $    (70,148)  $     89,009    $     30,727  $   (154,745)
                                    ============   ============    ============  ============

Weighted average number of limited
   partnership units outstanding         382,201        383,311         382,490       383,311
                                    ============   ============    ============  ============

Net income (loss) per weighted average
   limited partnership unit         $       (.18)  $        .23    $        .08  $       (.40)
                                    ============   ============    ============  ============



See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                        Limited Partner Distributions

                           Return of  Investment          Limited     General
                            Capital     Income           Partners     Partner      Total
                        (Per weighted average unit)
Balance at
   December 31, 1993                                   $     1,000   $    1,000  $    2,000

Refund of initial
   limited partners'
   capital contribution                                     (1,000)        -         (1,000)
Proceeds from issuance
   of limited partnership
   units (127,704.10 units)                             12,770,410         -     12,770,410
Sales and offering expenses                             (1,724,005)        -     (1,724,005)
Cash distributions
   to partners              $  7.59      $ 2.21           (311,335)      (3,145)   (314,480)
Net income                                                  70,181          709      70,890
                                                       -----------   ----------  ----------

Balance at
   December 31, 1994                                    10,805,251       (1,436) 10,803,815
Proceeds from issuance
   of limited partnership
   units (256,153.02 units)                             25,615,302         -     25,615,302
Sales and
   offering expenses                                   (3,458,068)         -     (3,458,068)
Cash distributions
   to partners              $  9.48      $  .29         (2,543,783)     (25,694) (2,569,477)
Limited partnership units
   redeemed (265 units)                                    (20,827)        -        (20,827)
Net income                                                  75,307          761      76,068
                                                       -----------   ----------  ----------

Balance at
   December 31, 1995                                    30,473,182      (26,369) 30,446,813
Cash distributions
   to partners              $ 10.75      $  -           (4,119,354)     (41,613) (4,160,967)
Limited partnership units
   redeemed (728 units)                                    (54,227)            -    (54,227)
Net loss                                                  (363,297)      (3,670)   (366,967)
                                                       -----------   ----------  ----------

Balance at
   December 31, 1996                                    25,936,304      (71,652) 25,864,652
Cash distributions
   to partners              $  5.30      $  .08         (2,055,881)     (20,766) (2,076,647)
Limited partnership units
   redeemed (1552 units)                                  (104,414)          -     (104,414)
Net income                                                  30,419          307      30,727
                                                       -----------   ----------  ----------

Balance at
   June 30, 1997                                       $23,806,428   $  (92,111) $23,714,318
                                                       ===========   ==========  ===========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                       1997                1996
                                                                       ----                ----
Cash flows provided by operating activities:
  Net income (loss)                                             $      30,727    $   (154,745)
                                                                -------------    ------------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                                     424,324         424,324
     Rental income - assigned operating lease receivables            (902,101)     (1,206,302)
     Finance income portion of receivables paid directly
       to lenders by lessees                                       (1,468,351)     (1,950,238)
     Amortization of initial direct costs                             774,571         694,047
     Net gain on sales or remarketing of equipment                   (202,943)       (213,505)
     Income from equity investment in joint ventures                 (159,422)         (3,074)
     Income from leveraged lease, net                                (173,975)        -
     Interest expense on non-recourse financing
       paid directly by lessees                                     1,148,095       1,840,101
     Distribution from investment in joint venture                    456,162         -
     Collection of principal - non-financed receivables             4,226,602       5,300,008
     Change in operating assets and liabilities:
       Allowance for doubtful accounts                                  -             135,562
       Accounts payable to General Partner and affiliates, net        115,887      (1,037,286)
       Accounts payable - other                                      (556,533)       (196,755)
       Security deposits and deferred credits                      (1,578,203)        305,123
       Minority interest in joint ventures                           (281,630)       (503,854)
       Other, net                                                     104,500         147,650
                                                                -------------    ------------

         Total adjustments                                          1,926,983       3,735,801
                                                                -------------    ------------

       Net cash provided by operating activities                    1,957,710       3,581,056
                                                                -------------    ------------

Cash flows from investing activities:
  Proceeds from sales of equipment                                  1,921,587       2,446,193
  Equipment and receivables purchased                              (1,972,832)     (7,568,664)
  Initial direct costs                                                 -           (1,070,294)
                                                                -------------    ------------

       Net cash used in investing activities                          (51,245)     (6,192,765)
                                                                -------------    ------------

Cash flows from financing activities:
  Proceeds from note payable - affiliate                            7,780,328           -
  Proceeds from non-recourse debt                                     486,879           -
  Proceeds from non-recourse securitized debt                           -           5,941,893
  Principal payments on note payable - affiliate                   (2,450,000)     (4,094,790)
  Principal payments on non-recourse securitized debt              (9,256,088)       (599,938)
  Cash distributions to partners                                   (2,076,647)     (2,082,082)
  Redeemed limited partnership units                                 (104,414)        (14,173)
                                                                -------------    ------------

       Net cash used in financing activities                       (5,619,942)       (849,090)
                                                                -------------    ------------
Net decrease in cash                                               (3,713,477)     (3,460,799)

Cash, beginning of period                                           4,821,624       8,981,950
                                                                -------------    ------------
Cash, end of period                                             $   1,108,147    $  5,521,151
                                                                =============    ============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  For the six months ended June 30, 1997 and 1996, non-cash activities included the following:


                                                                      1997           1996
                                                                      ----           ----

Rental income - assigned operating lease receivable             $     902,101    $  1,206,302
Principal and interest on direct finance
  receivables paid directly to
  lenders by lessees                                                7,151,805      10,234,552
Principal and interest on non-recourse
  financing paid directly to lenders by lessees                    (8,053,906)    (11,440,854)
Decrease in investments in finance leases and financings
  due to contribution to joint venture                              5,575,104          -
Increase in equity investment in joint venture                     (5,575,104)         -
Non-recourse notes payable assumed
  in purchase price                                                   186,715      10,114,419
Fair value of equipment and receivables
 purchased for debt and payables                                     (186,715)    (10,114,419)
                                                                -------------    ------------

                                                                $     -          $     -
                                                                =============    ============

     Interest expense of $1,693,530 and $2,486,017 for the six months ended June 30, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,148,095 and $1,840,010, respectively, interest expense on non-recourse secured financing of $236,996 and $457,086, respectively, and other interest of $308,439 and $188,921, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

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

The net investment in the leveraged lease as of June 30, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)                   $     -
Estimated unguaranteed residual values                             4,000,000
Initial direct costs                                                 473,512
Unearned income                                                   (2,903,098)
                                                                 -----------
                                                                 $ 1,570,414

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

3.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 1,552 limited partnership units during 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

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

     ICON Asset Acquisition LLC

     On February 3, 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by August 31, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

     The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

     ICON Cash Flow LLC I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow
Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     venture is accounted for under the equity method. The lease expired in April 1997.

     In June, 1997 ICON Cash Flow LLC I remarketed the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002.

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the six months ended June 30, 1997 is summarized below:

                                            June 30, 1997

         Assets                             $  18,014,305
                                            =============

         Liabilities                        $  13,157,957
                                            =============

         Equity                             $   4,856,348
                                            =============

                                          Six Months Ended
                                            June 30, 1997

         Net income                         $     217,214
                                            =============

    ICON Cash Flow LLC II

    In March 1995 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture." As of June 30, 1997, the lease with Alaska Airlines, Inc. was terminated and the aircraft was re-leased to Aero Mexico.

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

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1997 is summarized below:

                                            June 30, 1997

        Assets                              $  31,019,376
                                            =============

        Liabilities                         $  15,969,603
                                            =============

        Equity                              $  15,049,773
                                            =============

                                          Six Months Ended
                                            June 30, 1997

        Net income                          $     450,002
                                            =============

5.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1997 and 1996 are as follows:

                                                   1997          1996
                                                   ----          ----

        Acquisition fees                       $     -       $   273,557  Capitalized
        Organization and offering                    -             -      Charged to Equity
        Underwriting commissions                     -             -      Charged to Equity
        Management fees                            565,865       752,437  Charged to Operations
        Administrative expense reimbursement       282,107       358,759  Charged to Operations
        Sales commissions                            -               800
                                               -----------   -----------

                                               $   847,972   $ 1,384,753
                                               ===========   ===========

   The   Partnership   has  investments  in  three  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

                               ICON Cash Flow Partners L.P. Six
                               (A Delaware Limited Partnership)

                                         June 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

   The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and equity investment in a joint venture of 65%, 28%, 4%, 3% and less than 1% of total investments at June 30, 1997, respectively, and 71%, 21%, 7%, 0% and less than 1% of total investment at June 30, 1996.

Results of Operations

Three Months Ended June 30, 1997 and 1996

   For the three months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $84,184 and $806,246, respectively, to 1 and 105 lessees or equipment users, respectively.

   Revenues for the three months ended June 30, 1997 were $2,125,975, representing a decrease of $555,927 or 21% from 1996. The decrease in revenues was due to a decrease in finance income of $586,436 or 32%, a decrease in rental income of $103,151 or 17%, a decrease in interest income and other of $56,171 or 65% and a decrease in net gain on sales or remarketing of equipment of $31,666 or 20% from 1996. These decreases were partially offset by an increase in income from equity investment in joint venture of $134,953 or 86% and an increase in income from leveraged leases of $86,544 or 100% from 1996. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1996 to 1997. Rental income decreased due to the Partnership's reduced investment in operating leases. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997. The net gain on sales or remarketing decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Income from equity investment in joint ventures and income from leveraged lease increased due to the Partnership's increased investment in these transactions in December 1996 and June 1997.

   Expenses for the three months ended June 30, 1997 were $2,196,831, representing a decrease of $396,062 or 124% from 1996. The decrease in expenses was due to a decrease in interest expense of $277,256 or 21%, a decrease in provision for bad debs of $100,000 or 100%, a decrease of general and administrative expense of $65,513 or 34% and a decrease in amortization of initial direct costs of $5,903 or 2% from 1996. These decreases were partially offset by an increase in management fees of $35,067 or 13%, an increase in administrative expense reimbursements of $15,618 or 12% and an increase in minority interest in joint venture of $1,925 or 1% from 1996. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. General and administrative and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debt was required for the six months ended June 30, 1997.

   Net income (loss) for the three months ended June 30, 1997 and 1996 was $(70,856) and $89,009, respectively. The net income (loss) per weighted average limited partnership unit was $(.18) and $.23, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Six Months Ended June 30, 1997 and 1996

   For the six months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $1,825,327 and $9,118,552, respectively, to 5 and 126 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 25 and 52 months, respectively.

   Revenues for the six months ended June 30, 1997 were $4,005,089, representing a decrease of $1,209,930 or 23% from 1996. The decrease in revenues was due to a decrease in finance income of $1,099,379 or 31%, a decrease in rental income of $304,201 or 25%, a decrease in interest income and other of $126,111 or 63% and a decrease in net gain on sales or remarketing of equipment of $10,562 or 5% from 1996. These decreases were partially offset by an increase in income from leveraged leases of $173,975 or 100% and an increase in income from equity investment in joint venture of $156,348 or 51% from 1996. The decrease in finance and rental income resulted from a decrease in the size of the average finance and operating lease portfolios from 1996 to 1997. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997. Income from equity investment in joint ventures and income from leveraged lease increased due to the Partnership's increased investment in these transactions in December 1996 and June 1997.

   Expenses for the six months ended June 30, 1997 were $3,974,362, representing a decrease of $1,395,402 or 221% from 1996. The decrease in expenses was due to a decrease in interest expense of $792,487 or 32%, a decrease in provision for bad debts of 250,000 or 100%, a decrease in management fees of $186,572 or 25%, a decrease in general and administrative expense of $166,528 or 46%, a decrease in administrative expense reimbursements of $76,652 or 21% and a decrease in minority interest in joint venture of $3,687 or 8% from 1996. These decreases were partially offset by an increase in amortization of initial direct cost of $80,524 or 12% from 1996. Interest expense decreased due to decrease in average debt outstanding from 1996 to 1997. Management fees, general and administrative and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debt was required for the six months ended June 30, 1997.

   Net income (loss) for the six months ended June 30, 1997 and 1996 was $30,727 and $(154,745), respectively. The net loss per weighted average limited partnership unit was $.08 and $(.40), respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were cash provided by operations of $1,957,710 and $3,581,056, respectively, proceeds from sales of equipment of $1,921,587 and $2,446,193, respectively and proceeds from note payable affiliate of $7,780,328 in 1997. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing capital contributions, cash from operations, proceeds from sales of equipment and borrowings.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

   Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $2,055,881 and $2,061,269, respectively, of which $30,419 and $0 was investment income and $2,025,462 and $2,061,269 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which .16% and 0% was investment income and 10.60% and 10.75% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $5.38 of which $.08 and $0 was investment income and $5.30 and $5.38 was a return of capital, respectively.

   On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $6,712,631, $5,794,273 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $5,553,962, $4,874,857 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.94%, 30.67% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $25,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

   As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

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

                                   ICON Cash Flow Partners L. P. Six
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




August 14, 1997                    Gary N. Silverhardt
---------------                    ---------------------------------------------
      Date                         Gary N. Silverhardt
                                   Chief Financial Officer
                                  (Principal financial and account officer of
                                   the General Partner of the Registrant)