Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 1997-11-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                      September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                          0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                  September 30,    December 31,
                                                      1997            1996

       Assets

Cash .........................................    $  4,858,361     $  4,821,624
                                                  ------------     ------------

Investment in finance leases
   Minimum rents receivable ..................      21,454,090       45,645,436
   Estimated unguaranteed residual values ....      10,937,643       11,924,455
   Initial direct costs ......................         991,088        1,624,309
   Unearned income ...........................      (4,845,202)      (9,073,073)
   Allowance for doubtful accounts ...........        (151,779)        (485,627)
                                                  ------------     ------------

                                                    28,385,840       49,635,500
Investment in operating leases
   Equipment, at cost ........................      17,063,797       19,371,603
   Accumulated depreciation ..................         (34,082)      (1,485,136)
   Initial direct costs ......................            --             47,945
                                                  ------------     ------------

                                                    17,029,715       17,934,412
Investment in financings
   Receivables due in installments ...........       2,488,455        7,737,022
   Initial direct costs ......................          29,274          138,928
   Unearned income ...........................        (239,934)      (1,165,426)
   Allowance for doubtful accounts ...........          (5,823)         (13,198)
                                                  ------------     ------------

                                                     2,271,972        6,697,326
                                                  ------------     ------------

Equity investment in joint ventures ..........       2,575,496           45,724
                                                  ------------     ------------

Investment in leveraged lease, net ...........       4,946,245        2,086,672
                                                  ------------     ------------

Other assets .................................         409,657          583,884
                                                  ------------     ------------

Total assets .................................    $ 60,477,286     $ 81,805,142
                                                  ============     ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                         September 30,    December 31,
                                                             1997            1996

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 32,555,465    $ 39,001,676
Note payable - non-recourse - securitized ............      2,614,773      12,134,273
Security deposits and deferred credits ...............      1,370,660       2,929,380
Minority interest in joint venture ...................        724,683         877,893
Accounts payable - other .............................        210,133         753,769
Accounts payable - General Partner and affiliates, net        387,390            --
Accounts payable - equipment .........................           --           243,499
                                                         ------------    ------------

                                                           37,863,104      55,940,490
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (102,709)        (71,652)
   Limited partners (380,678 and 382,864
     units outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively) .....     22,716,891      25,936,304
                                                         ------------    ------------

     Total partners' equity ..........................     22,614,182      25,864,652
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 60,477,286    $ 81,805,142
                                                         ============    ============












See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months        For the Nine Months
                                             Ended September 30,         Ended September 30,
                                              1997         1996           1997          1996

Revenues

   Finance income .....................   $   965,035   $ 1,604,725   $ 3,456,383    $ 5,195,452
   Rental income ......................       755,149       603,152     1,657,250      1,809,454
   Income from equity investment
     in joint venture .................        97,856         1,628       257,278          4,702
   Income from leveraged lease, net ...        86,544          --         170,660           --
   Net gain on sales or
     remarketing of equipment .........        33,474       111,820       236,417        325,325
   Interest income and other ..........        30,457        64,394       105,757        265,805
                                          -----------   -----------   -----------    -----------

   Total revenues .....................     1,968,515     2,385,719     5,883,745      7,600,738
                                          -----------   -----------   -----------    -----------

Expenses

   Interest ...........................       846,446     1,095,807     2,539,976      3,581,824
   Amortization of initial direct costs       323,123       302,527     1,097,694        996,574
   Management fees - General Partner ..       267,066       269,025       832,931      1,021,462
   Depreciation .......................       161,471       212,163       585,795        636,487
   Administrative expense reimbursement
     - General Partner ................       132,869       134,022       414,976        492,781
   General and administrative .........        93,345       143,212       287,538        503,933
   Provision for bad debts ............        75,000       200,000        75,000        450,000
   Minority interest in joint venture .         4,832        13,880        44,604         57,339
                                          -----------   -----------   -----------    -----------

   Total expenses .....................     1,904,152     2,370,636     5,878,514      7,740,400
                                          -----------   -----------   -----------    -----------

Net income (loss) .....................   $    64,363   $    15,083   $     5,231    $  (139,662)
                                          ===========   ===========   ===========    ===========

Net income (loss) allocable to:
   Limited partners ...................   $    63,719   $    14,932   $     5,179    $  (138,265)
   General Partner ....................           644           151            52         (1,397)
                                          -----------   -----------   -----------    -----------

                                          $    64,363   $    15,083   $     5,231    $  (139,662)
                                          ===========   ===========   ===========    ===========

Weighted average number of limited
   partnership units outstanding ......       380,808       383,425       381,924        383,425
                                          ===========   ===========   ===========    ===========

Net income (loss) per weighted average
   limited partnership unit ...........   $       .17   $       .04   $       .01    $      (.36)
                                          ===========   ===========   ===========    ===========



See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997 and the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                               Limited Partner Distributions

                                  Return of   Investment        Limited      General
                                   Capital      Income         Partners      Partner      Total
                               (Per weighted average unit)
Balance at
    December 31, 1993                                        $     1,000   $   1,000  $     2,000

Refund of initial
    limited partners'
    capital contribution                                          (1,000)          -       (1,000)
Proceeds from issuance
    of limited partnership
    units (127,704.10 units)                                  12,770,410           -   12,770,410
Sales and offering expenses                                   (1,724,005)          -   (1,724,005)
Cash distributions
    to partners                    $ 7.59     $ 2.21            (311,335)     (3,145)    (314,480)
Net income                                                        70,181         709       70,890
                                                             -----------   ---------  -----------

Balance at
    December 31, 1994                                         10,805,251      (1,436)  10,803,815
Proceeds from issuance
    of limited partnership
    units (256,153.02 units)                                  25,615,302         -     25,615,302
Sales and
    offering expenses                                         (3,458,068)      -           (3,458,068)
Cash distributions
    to partners                    $ 9.48     $  .29          (2,543,783)    (25,694)  (2,569,477)
Limited partnership units
    redeemed (265 units)                                         (20,827)        -        (20,827)
Net income                                                        75,307         761       76,068
                                                             -----------   ---------  -----------

Balance at
    December 31, 1995                                         30,473,182     (26,369)  30,446,813
Cash distributions
    to partners                    $10.75     $ -             (4,119,354)    (41,613)  (4,160,967)
Limited partnership units
    redeemed (728 units)                                         (54,227)         -       (54,227)
Net loss                                                        (363,297)     (3,670)    (366,967)
                                                             -----------   ---------  -----------

Balance at
    December 31, 1996                                         25,936,304     (71,652)  25,864,652
Cash distributions
    to partners                    $ 8.05     $  .01          (3,079,868)    (31,109)  (3,110,977)
Limited partnership units
    redeemed (2,186 units)                                      (144,724)       -        (144,724)
Net income                                                         5,179          52        5,231
                                                             -----------   ---------  -----------

Balance at
    September 30, 1997                                       $22,716,891   $(102,709) $22,614,182
                                                             ===========   =========  ===========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1997            1996
                                                                       ----            ----
Cash flows provided by operating activities:
   Net income (loss) ..........................................   $      5,231    $   (139,662)
                                                                  ------------    ------------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation ............................................        585,795         636,487
      Rental income - assigned operating lease receivables ....     (1,657,250)     (1,809,454)
      Finance income portion of receivables paid directly
        to lenders by lessees .................................     (2,694,721)     (2,830,164)
      Amortization of initial direct costs ....................      1,097,694         996,574
      Net gain on sales or remarketing of equipment ...........       (236,417)       (325,325)
      Income from equity investment in joint ventures .........       (257,278)         (4,702)
      Income from leveraged lease, net ........................       (170,660)           --
      Interest expense on non-recourse financing
        paid directly by lessees ..............................      1,808,877       2,636,281
      Distribution from investment in joint venture ...........      9,544,892            --
      Collection of principal - non-financed receivables ......      6,198,641       7,068,830
      Change in operating assets and liabilities:
        Allowance for doubtful accounts .......................       (341,223)        465,362
        Accounts payable to General Partner and affiliates, net        387,390        (932,442)
        Accounts payable - other ..............................       (543,636)         80,465
        Security deposits and deferred credits ................     (1,558,720)      4,854,182
        Minority interest in joint ventures ...................       (153,210)       (869,339)
        Other asset ...........................................        250,199        (251,201)
        Other, net ............................................       (148,203)        (31,676)
                                                                  ------------    ------------

          Total adjustments ...................................     12,112,170       9,683,878
                                                                  ------------    ------------

        Net cash provided by operating activities .............     12,117,401       9,544,216
                                                                  ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ...........................      2,430,490       3,688,805
   Equipment and receivables purchased ........................     (1,972,832)     (9,230,987)
   Investment in joint venture ................................       (250,000)           --
   Initial direct costs .......................................           --        (1,702,406)
                                                                  ------------    ------------

        Net cash provided by (used in)  investing activities ..        207,658      (7,244,588)
                                                                  ------------    ------------

Cash flows from financing activities:
   Principal payments on non-recourse securitized debt ........     (9,519,500)     (1,196,185)
   Proceeds from note payable - affiliate .....................      7,780,328            --
   Principal payments on note payable - affiliate .............     (7,780,328)     (5,865,321)
   Cash distributions to partners .............................     (3,110,977)     (3,122,012)
   Proceeds from non-recourse debt ............................        486,879            --
   Redeemed limited partnership units .........................       (144,724)        (36,717)
   Proceeds from non-recourse securitized debt ................           --         5,941,893
                                                                  ------------    ------------

        Net cash used in financing activities .................    (12,288,322)     (4,278,342)
                                                                  ------------    ------------

Net increase (decrease) in cash ...............................         36,737      (1,978,714)

Cash, beginning of period .....................................      4,821,624       8,981,950
                                                                  ------------    ------------
Cash, end of period ...........................................   $  4,858,361    $  7,003,236
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the nine months ended September 30, 1997 and 1996, non-cash activities included the following:


                                                                1997            1996
                                                                ----            ----

Rental income - assigned operating lease receivable ....   $  1,657,250    $  1,809,454
Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees ..................................     10,064,540      13,706,876
Principal and interest on non-recourse
   financing paid directly to lenders by lessees .......    (11,721,790)    (15,516,330)

Decrease in investments in finance leases and financings
   due to contribution to joint venture ................     11,566,252            --
Increase in equity investment in joint venture .........    (11,566,252)           --

Non-recourse notes payable assumed
   in purchase price ...................................           --        34,242,429
Fair value of equipment and receivables
 purchased for debt and payables .......................           --       (34,242,429)
                                                           ------------    ------------

                                                           $       --      $       --
                                                           ============    ============

      Interest expense of $2,539,976 and $3,581,824 for the nine months ended September 30, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,808,877 and $2,636,281, respectively, interest expense on recourse secured financing of $144,372 and $639,967, respectively, and other interest of $586,727 and $305,576, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1997

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

The net investment in the leveraged lease as of September 30, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt) ............................   $     --
Estimated unguaranteed residual values ......................    4,000,000
Initial direct costs ........................................      429,636
Unearned income .............................................      516,609
                                                                ----------
                                                                $4,946,245

       The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

       Prior to the acquisition, the free cash flow (rent in excess of the senior debt payments or junior debt) was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E ("Series E"). On January 29, 1997 the Partnership re-financed the junior debt with a third party.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

3.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 2,186 limited partnership units during 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

4.    Investment in Joint Ventures

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

      ICON Asset Acquisition LLC

      On February 3, 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from Series E, an affiliate of the Partnership. The Partnership's consolidated financial statements include 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

      On September 19, 1997, ICON Asset Acquisition LLC sold its entire investment in leases to ICON Cash Flow Partners L.P. Six ("L.P. Six") for $6,819,996. The proceeds from the sale were used to payoff its obligation ($4,730,328 at September 19, 1997) to Series E. The remaining proceeds will be distributed to the Partnership, Series B and Series C upon final liquidation of the remaining net assets of ICON Asset Acquisition LLC.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      ICON Cash Flow LLC I

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The General Partner manages and controls the business affairs of both the Partnership and Series E. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. The lease expired in April 1997.

      In June, 1997 ICON Cash Flow LLC I remarketed the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002.

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the nine months ended September 30, 1997 is summarized below:

                                          September 30, 1997

            Assets                           $ 17,029,715
                                             ============

            Liabilities                      $ 12,476,742
                                             ============

            Equity                           $  4,552,973
                                             ============

                                          Nine Months Ended
                                          September 30, 1997

            Net income                       $   636,870
                                             ===========

     ICON Cash Flow LLC II

     In March 1995 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture." As of September 30, 1997, the lease with Alaska Airlines, Inc. was terminated and the aircraft was re-leased to Aero Mexico.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      ICON Receivables 1997-A LLC

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,553,962, $4,874,857 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership and Series E contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,346,909 and $15,698,027, respectively to 1997-A. The partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the gross proceeds from the securitization totaled $9,543,757. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1997 is summarized below:

                                                   September 30, 1997

                Assets                               $ 54,950,026
                                                     ============

                Liabilities                          $ 49,149,557
                                                     ============

                Equity                               $  5,800,469
                                                     ============

                                                   Nine Months Ended
                                                   September 30, 1997

                Net income                           $    677,434
                                                     ============

       ICON Receivables 1997-B LLC

      In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $250,000 (8.33% interest), $2,250,000 (75.00%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 1997 is summarized below:

                                         September 30, 1997

               Assets                       $ 5,788,006
                                            ===========

               Liabilities                  $ 2,756,456
                                            ===========

               Equity                       $ 3,031,550
                                            ===========

                                         Nine Months Ended
                                         September 30, 1997

               Net income                   $   31,550
                                            ==========

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

5.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1997 and 1996 are as follows:

                                           1997        1996
                                           ----        ----

Acquisition fees ...................   $     --     $  900,244   Capitalized
Organization and offering ..........         --           --
Underwriting commissions ...........         --           --
Management fees ....................      832,931    1,021,462   Charged to Operations
Administrative expense reimbursement      414,976      492,781   Charged to Operations
Sales commissions ..................         --           --
                                       ----------   ----------
                                       $1,247,907   $2,414,487
                                       ==========   ==========

    The   Partnership  has  investments  in  three  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, operating leases, leveraged leases, equity investment in a joint venture and financings, of 51%, 31%, 9%, 5% and 4% of total investments at September 30, 1997, respectively, and 69%, 22%, 2%, less than 1% and 7% of total investment at September 30, 1996.

Results of Operations

Three Months Ended September 30, 1997 and 1996

    For the three months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $92,699 and $20,889,581, respectively, to 1 and 23 lessees or equipment users, respectively.

    Revenues for the three months ended September 30, 1997 were $1,968,515, representing a decrease of $417,204 or 17% from 1996. The decrease in revenues was due to a decrease in finance income of $639,690 or 40%, a decrease in net gain on sales or remarketing of equipment of $78,346 or 70%, a decrease in interest income and other of $33,937 or 53% from 1996. These decreases were partially offset by an increase in the rental income of $151,997 or 25%, an increase in income from equity investment in joint venture of $96,228 and an increase in income from leveraged leases of $86,544 or 100% from 1996. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1996 to 1997. The net gain on sales or remarketing decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997. Rental income increased due to the Partnership's increased investment in operating leases. Income from equity investment in joint ventures and income from leveraged lease increased due to the Partnership's increased investment in these transactions in December 1996 and June 1997.

    Expenses for the three months ended September 30, 1997 were $1,904,152, representing a decrease of $466,484 or 20% from 1996. The decrease in expenses was due to a decrease in interest expense of $249,361 or 23%, a decrease in provision for bad debts of $125,000 or 63%, a decrease in depreciation of $50,692 or 24%, a decrease of general and administrative expense of $49,867 or 35%, a decrease in minority interest in joint venture of $9,048 or 65%, a decrease in management fees of $1,959 or 1% and a decrease in administrative fees of $1,153 or 1%. These decreases were partially offset by an increase in amortization of initial direct cost of $20,596 or 7%. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. Depreciation decreased due to the Partnership's reduced investment. General and administrative decreased due to a decrease in legal fees and printing charges. Amortization of initial direct costs increased due to an increase in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debt was required for the nine months ended September 30, 1997.

    Net income for the three months ended September 30, 1997 and 1996 was $64,363 and $15,083, respectively. The net income per weighted average limited partnership unit was $.17 and $.04, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Nine Months Ended September 30, 1997 and 1996

    For the nine months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $1,918,026 and $30,008,132, respectively, to 5 and 149 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 25 and 52 months, respectively.

    Revenues for the nine months ended September 30, 1997 were $5,883,745, representing a decrease of $1,716,993 or 23% from 1996. The decrease in revenues was due to a decrease in finance income of $1,739,069 or 33%, a decrease in interest income and other of $160,048 or 60%, a decrease in rental income of $152,204 or 8% and a decrease in net gain on sales or remarketing of equipment of $88,908 or 27% from 1996. These decreases were partially offset by an increase in income from equity investment in joint venture of $252,576 and an increase in income from leveraged leases of $170,660 or 100% from 1996. The decrease in finance and rental income resulted from a decrease in the size of the average finance and operating lease portfolios from 1996 to 1997. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997. Income from equity investment in joint ventures and income from leveraged lease increased due to the Partnership's increased investment in these transactions in December 1996 and June 1997.

    Expenses for the nine months ended September 30, 1997 were $5,878,514 representing a decrease of $1,861,886 or 24% from 1996. The decrease in expenses was due to a decrease in interest expense of $1,041,848 or 29%, a decrease in provision for bad debts of $375,000 or 83%, a decrease in general and administrative expense of $216,395 or 43%, a decrease in management fees of $188,531 or 18%, a decrease in administrative expense reimbursements of $77,805 or 16%, a decrease in depreciation of $50,692 or 8% and a decrease in minority interest in joint venture of $12,735 or 22% from 1996. These decreases were partially offset by an increase in amortization of initial direct cost of $101,120 or 10% from 1996. Interest expense decreased due to a decrease in average debt outstanding from 1996 to 1997. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debt was required for the nine months ended September 30, 1997. Management fees, general and administrative and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture.

    Net income (loss) for the nine months ended September 30, 1997 and 1996 was $5,231 and $(139,662), respectively. The net loss per weighted average limited partnership unit was $.01 and $(.36), respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were cash provided by operations of $11,867,401 and $9,544,216, respectively, proceeds from sales of equipment of $2,430,490 and $3,688,805, respectively and proceeds from note payable affiliate of $7,780,328 in 1997. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing capital contributions, cash from operations, proceeds from sales of equipment and borrowings.

    Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $3,079,868 and $3,090,799, respectively, of which $5,179 and $0 was investment income and $3,074,689 and $3,090,799 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which .02% and 0% was investment income and 10.73% and 10.75% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $8.06 of which $.01 and $0 was investment income and $8.05 and $8.06 was a return of capital, respectively.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,553,962, $4,874,857 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership and Series E contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,346,909 and $15,698,027, respectively to 1997-A. The partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

         On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the gross proceeds from the securitization totaled $9,543,757. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $250,000 (8.33% interest), $2,250,000 (75.00%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

    As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

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

                                    ICON Cash Flow Partners L. P. Six
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




November 14, 1997                    Gary N. Silverhardt
-----------------                    -------------------------------------------
      Date                           Gary N. Silverhardt
                                     Chief Financial Officer
                                    (Principal financial and account officer of
                                     the General Partner of the Registrant)