Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 1998-03-31
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1997
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number                         33-36376
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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None


Title of each class                   Name of each exchange on which registered

---------------------------------     ------------------------------------------

---------------------------------     ------------------------------------------



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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Consolidated Financial and Operating Data                  5-6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                7-10

8.   Consolidated Financial Statements and Supplementary Data          11-34

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  35

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   35-36

11.  Executive Compensation                                               37

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       37

13.  Certain Relationships and Related Transactions                       37

PART IV

14.  Exhibits, Reports and Amendments                                     38

SIGNATURES                                                                39

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and December 31, 1994, 111,166.37 additional units were admitted representing $11,116,637 of capital contributions bringing the total admission to 127,704.10 units totaling $12,770,410 in capital contributions. Between January 1, 1995 and November 8, 1995 (the final closing date), 256,153.02 additional units were admitted, bringing the final admission to 383,857.12 units totaling $38,385,712 in capital contributions. During 1995, the Partnership redeemed 265 limited partnership units, during 1996, the Partnership redeemed 728 limited partnership units and during 1997, the Partnership redeemed 2,186 units leaving 380,678.12 limited partnership units outstanding at December 31, 1997. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

     The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the fifth anniversary of the final closing date;
(3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five to eight and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership will (1) acquire equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enter into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

Lease and Financing Transactions

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed $2,129,099 and $45,524,755 of equipment, respectively, with a weighted average initial transaction term of 58 and 44 months, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by two joint ventures in which the Partnership has a 99% and 75% interest. The Partnership accounts for these investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interests. At December 31, 1997, the weighted average initial transaction term of the portfolio was 55 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                 December 31, 1997             December 31, 1996
                             ------------------------       -----------------------

Category                          Cost        Percent            Cost         Percent

Aircraft .................   $ 36,659,753       40.4%       $ 38,967,559       32.5%
Computer systems .........     16,694,856       18.4          21,569,899       17.9
Manufacturing & production     16,137,468       17.8          20,030,224       16.6
Telecommunications .......     14,363,494       15.8          14,206,442       11.8
Printing .................      2,127,113        2.3          17,627,457       14.6
Restaurant equipment .....      1,272,845        1.4           2,341,604        1.9
Furniture and fixtures ...      1,092,758        1.3           2,210,360        1.8
Medical ..................        948,076        1.0           1,208,070        1.0
Retail systems ...........        693,753         .8             857,003         .7
Miscellaneous ............        341,988         .4             639,015         .5
Material handling ........        315,222         .3             396,668         .3
Video production .........         94,324         .1             240,023         .3
Automotive ...............           --       --                 105,571         .1
                             ------------      -----          ------------    -----

                             $ 90,741,650      100.0%       $120,399,895      100.0%
                             ============      =====          ============    =====

     The Partnership had two leases which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1997. The leases are with Airbus Industrie and Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"), the underlying equipment is aircraft, and they represented 21.6% and 18.8%, respectively, of the total portfolio equipment cost at December 31, 1997.

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

                                December 31, 1997

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interest is not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
         Title of Class                          as of December 31,
         --------------                  ---------------------------------
                                               1997             1996
                                               ----             ----

         Limited Partners                     2,260            2,265
         General Partner                          1                1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                           Year Ended December 31,
                                                       -----------------------------------------------------------
                                                            1997           1996            1995           1994
                                                            ----           ----            ----           ----

Total revenue                                          $    6,510,932  $   9,576,756  $   6,729,913  $     203,858
                                                       ==============  =============  =============  =============

Net income (loss)                                      $       35,620  $    (366,967) $      76,068  $      70,890
                                                       ==============  =============  =============  =============

Net income (loss) allocable to
         limited partners                              $       35,264  $    (363,297) $      75,307  $      70,181
                                                       ==============  =============  =============  =============
Net income (loss) allocable
         to the General Partner                        $          356  $      (3,670) $         761  $         709
                                                       ==============  =============  =============  =============

Weighted average limited
         partnership units outstanding                        381,687        383,196        260,453         31,755
                                                       ==============  =============  =============  =============

Net income (loss) per weighted
         average limited partnership unit              $         .09   $        (.95) $         .29  $       2.21
                                                       =============   =============  =============  ============

Distributions to limited partners                      $    4,102,940  $   4,119,354  $   2,543,783  $     311,335
                                                       ==============  =============  =============  =============

Distribution to the General Partner                    $       41,444  $      41,613  $      25,694  $       3,145
                                                       ==============  =============  =============  =============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                                              December 31,
                           ------------------------------------------------------------------------------
                                1997             1996            1995            1994            1993
                                ----             ----            ----            ----            ----

Total assets               $   54,837,228  $   81,805,142   $  103,090,950  $   14,381,964  $     417,328
                           ==============  ==============   ==============  ==============  =============

Partners' equity           $   21,605,338  $   25,864,652   $   30,446,813  $   10,803,815  $       2,000
                           ==============  ==============   ==============  ==============  =============

     No operating data is presented for 1993 since the Partnership commenced operations on March 31, 1994, the initial closing date. The data presented for 1994 does not reflect a full year's operations.

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, equity investment in joint ventures and leveraged leases of 55%, 33%, 4%, 4% and 4% of total investments at December 31, 1997, respectively, and 65%, 23%, 9%, less than 1% and 3% of total investments at December 31, 1996, respectively.

Results of Operations

Years Ended December 31, 1997 and 1996

         For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $2,129,099 and $45,524,755, respectively, to 33 and 242 lessees or equipment users, respectively.

         Revenues for the year ended December 31, 1997 were $6,510,932, representing a decrease of $3,065,824 or 32% from 1996. The decrease in revenues was due to a decrease in finance income of $3,212,672 or 51%, a decrease in rental income of $164,370 or 7%, a decrease in interest income and other of $251,900 or 71% and a decrease in net gain on sales or remarketing of equipment of $280,051 or 83% from 1996. These decreases were partially offset by an increase in income from equity investment in joint venture of $459,665 and an increase in income from leveraged leases of $383,504 from 1996. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1996 to 1997. Rental income decreased from 1996 to 1997 due to reduced rentals as a result of the Partnerships' remarketing of aircraft formally on lease to Alaska Airlines, Inc. The new lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). Interest income and other decreased due to a decrease in the average cash balance and the reduction in late charges from 1996 to 1997. The net gain on sales or remarketing decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Income from equity investment in joint ventures increased as a direct result of the Partnership's March and September 1997 contribution to ICON Receivables 1997-A LLC. These contributions consisted of equipment lease and finance receivables, residuals and cash totaling $11,129,804. Income from leveraged leases increased due to the Partnership recognizing income for the entire twelve month period as compared to three months in 1996

     Expenses for the year ended December 31, 1997 were $6,475,312, representing a decrease of $3,468,411 or 35% from 1996. The decrease in expenses was due to a decrease in interest expense of $1,681,987 or 39%, a decrease in provision for bad debt of $566,726 or 76%, a decrease of general and administrative expense of $479,006 or 73% and a decrease in amortization of initial direct costs of $278,321 or 21%, a decrease in management fees of $240,680 or 18%, a decrease in depreciation expense of $103,374 or 12%, a decrease in administrative expense reimbursements of $94,894 or 15% and a decrease in minority interest in joint ventures of $23,423 or 75%. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. General and administrative, amortization of initial direct costs, management fees, administrative expense reimbursements and depreciation decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Minority interest in joint venture

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

decreased as a result of the Partnership's acquisition of ICON Asset Acquisition LLC's entire investment in leases during 1997. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that a $183,274 provision for bad debt was required for the twelve months ended December 31, 1997.

     Net income (loss) for the years ended December 31, 1997 and 1996 was $35,620 and ($366,967), respectively. The net income (loss) per weighted average limited partnership unit was $.09 and ($.95), respectively.

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the years ended December 31, 1997, 1996 and 1995 were net cash provided by operations of $12,075,547, $9,923,936 and $8,776,203, respectively, proceeds from sales of equipment of $4,336,675, $8,684,744 and $1,016,007, respectively, proceeds received from affiliated minority investors of $2,530,550 in 1995 and capital contributions, net of offering expenses of

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

$22,157,234 in 1995. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     The Partnership had notes payable at December 31, 1997 and 1996 of $31,187,487 and $51,135,949, respectively, as a result of borrowings secured by equipment, and such amounts consisted of $28,811,864 and $38,641,653 in non-recourse notes which are being paid directly to the lenders by the lessees, respectively, $131,299 and $360,023 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals, $2,244,324 and $4,159,247 in notes payable non-recourse securitized, which are being paid from proceeds from the lease portfolio that secured the financing and $0 and $7,975,026, respectively, in debt related to a warehouse line of credit, which was repaid from proceeds from the lease portfolio that secured the line of credit.

     Cash distributions to limited partners for the years ended December 31, 1997 and 1996, which were paid monthly, totaled $4,102,940 and $4,119,354, respectively, of which $35,264 and $0 was investment income and $4,067,676 and $4,119,354 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1997 and 1996 was 10.75%, of which .09% and 0% was investment income and 10.66% and 10.75% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1997 and 1996 was $10.75, of which $.09 and $0 was investment income and $10.66 and $10.75 was a return of capital, respectively.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,304,010, $4,805,767 and $5,391,216 and cash of $300,000,
$125,000 and $275,000, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

     On September 19, 1997 the Partnership, ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,225,794, $15,547,305 and $0 and cash of $300,000, $740,000 and $484,244, respectively to
1997-A. The Partnership, Series D, Series E and L.P. Seven (Collectively the "1997-A members") received a 31.03%, 17.81%, 31.19% and 19.97% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

     On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $9,543,757. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $250,000 (8.33% interest), $2,250,000 (75.00%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. After securitization, the 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates execess cash (cash after payment of debt and expenses).

     As of December 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 8.  Consolidated Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements

                                                                     Page Number

Independent Auditors' Report                                               13

Consolidated Balance Sheets as of December 31, 1997 and 1996            14-15

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                         16

Consolidated Statements of Changes in Partners' Equity
  for the Years Ended December 31, 1997, 1996 and 1995                  17-18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                      19-21

Notes to Consolidated Financial Statements                              12-34

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                              /s/ KPMG Peat Marwick LLP
                                              ----------------------------------
                                              KPMG Peat Marwick LLP



March 27, 1998
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                 1997           1996
                                                 ----           ----

       Assets

Cash ....................................   $  4,000,250    $  4,821,624
                                            ------------    ------------

Investment in finance leases
   Minimum rents receivable .............     20,412,591      45,645,436
   Estimated unguaranteed residual values     10,714,403      11,924,455
   Initial direct costs .................        826,251       1,624,309
   Unearned income ......................     (4,216,807)     (9,073,073)
   Allowance for doubtful accounts ......       (110,120)       (485,627)
                                            ------------    ------------

                                              27,626,318      49,635,500
Investment in operating leases
   Equipment, at cost ...................     19,100,646      19,371,603
   Accumulated depreciation .............     (2,230,411)     (1,485,136)
   Initial direct costs .................           --            47,945
                                            ------------    ------------

                                              16,870,235      17,934,412
Investment in financings
   Receivables due in installments ......      2,029,854       7,737,022
   Initial direct costs .................         21,918         138,928
   Unearned income ......................       (186,139)     (1,165,426)
   Allowance for doubtful accounts ......         (5,823)        (13,198)
                                            ------------    ------------

                                               1,859,810       6,697,326
                                            ------------    ------------

Equity investment in joint ventures .....      2,178,419          45,724
                                            ------------    ------------

Investment in leveraged lease, net ......      1,845,641       2,086,672
                                            ------------    ------------

Other assets ............................        456,555         583,884
                                            ------------    ------------

Total assets ............................   $ 54,837,228    $ 81,805,142
                                            ============    ============






                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                        1997            1996
                                                        ----            ----

       Liabilities and Partners' Equity

Note payable - non-recourse - secured financing    $  2,244,324    $  4,159,247
Notes payable - non-recourse ...................     28,943,163      39,001,676
Note payable - warehouse line of credit ........           --         7,975,026
Security deposits and deferred credits .........      1,756,094       2,929,380
Accounts payable - other .......................        189,835         753,769
Accounts payable - General Partner .............         51,323            --
Minority interest in joint venture .............         47,151         877,893
Accounts payable - equipment ...................           --           243,499
                                                   ------------    ------------

                                                     33,231,890      55,940,490
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .............................       (112,740)        (71,652)
   Limited partners (380,678 and 382,864
     units outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)     21,718,078      25,936,304
                                                   ------------    ------------

     Total partners' equity ....................     21,605,338      25,864,652
                                                   ------------    ------------

Total liabilities and partners' equity .........   $ 54,837,228    $ 81,805,142
                                                   ============    ============














See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                       1997           1996           1995
                                                       ----           ----           ----
Revenues

   Finance income ..............................   $ 3,114,227    $ 6,326,899    $ 4,239,783
   Rental income ...............................     2,248,235      2,412,605      2,010,504
   Income from leveraged lease, net ............       523,314        139,810           --
   Income from equity investment in
     joint ventures ............................       466,057          6,392          5,438
   Interest income and other ...................       100,576        352,476        366,455
   Net gain on sales or remarketing of equipment        58,523        338,574        107,733
                                                   -----------    -----------    -----------

   Total revenues ..............................     6,510,932      9,576,756      6,729,913
                                                   -----------    -----------    -----------

Expenses

   Interest ....................................     2,648,557      4,330,544      3,003,633
   Management fees - General Partner ...........     1,092,714      1,333,394        696,096
   Amortization of initial direct costs ........     1,071,656      1,349,977        828,154
   Depreciation ................................       745,275        848,649        636,487
   Administrative expense reimbursements
     - General Partner .........................       547,382        642,276        381,471
   Provision for bad debts .....................       183,274        750,000        570,000
   General and administrative ..................       178,464        657,470        360,235
   Minority interest in joint venture ..........         7,990         31,413        177,769
                                                   -----------    -----------    -----------

   Total expenses ..............................     6,475,312      9,943,723      6,653,845
                                                   -----------    -----------    -----------

Net income (loss) ..............................   $    35,620    $  (366,967)   $    76,068
                                                   ===========    ===========    ===========

Net income (loss) allocable to:
   Limited partners ............................        35,264    $  (363,297)   $    75,307
   General Partner .............................           356         (3,670)           761
                                                   -----------    -----------    -----------

                                                   $    35,620    $  (366,967)   $    76,068
                                                   ===========    ===========    ===========

Weighted average number of limited
   partnership units outstanding ...............       381,687        383,196        260,453
                                                   ===========    ===========    ===========

Net income (loss) per weighted average
   limited partnership unit ....................   $       .09    $      (.95)   $       .29
                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

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



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

              For the Years Ended December 31, 1997, 1996 and 1995


                                    Limited Partner Distributions

                                       Return of     Investment       Limited        General
                                        Capital        Income         Partners       Partner      Total
                                     (Per weighted average unit)

Cash distributions
   to partners                          $    10.75   $     -         (4,119,354)    (41,613)   (4,160,967)

Limited partnership units
   redeemed (728 units)                                                 (54,227)       -          (54,227)

Net loss                                                               (363,297)     (3,670)     (366,967)
                                                                    -----------   ---------   -----------

Balance at
   December 31, 1996                                                 25,936,304     (71,652)   25,864,652

Cash distributions
   to partners                          $    10.66   $    .09        (4,102,940)    (41,444)   (4,144,384)

Limited partnership units
   redeemed (2,186 units)                                              (150,550)        -        (150,550)

Net loss                                                                 35,264         356        35,620
                                                                    -----------   ---------   -----------

Balance at
   December 31, 1997                                                $21,718,078   $(112,740)  $21,605,338
                                                                    ===========   =========   ===========













See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                    1997           1996         1995
                                                                    ----           ----         ----

Cash flows from operating activities:
   Net income (loss)                                            $    35,620   $   (366,967) $     76,068
                                                                -----------   ------------  ------------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                   745,275        848,649       636,487
     Rental income - assigned operating lease receivables        (2,248,235)    (2,412,605)   (2,010,504)
     Finance income portion of receivables paid directly
       to lenders by lessees                                     (2,544,328)    (3,542,098)   (1,217,732)
     Amortization of initial direct costs                         1,071,656      1,349,977       828,154
     Allowance for doubtful accounts                               (382,882)       793,905       596,582
     Net gain on sales or remarketing of equipment                  (58,523)      (338,574)     (107,733)
     Income from equity investment in joint ventures               (466,057)        (6,392)       (5,438)
     Distribution from investment in joint ventures               9,742,849          -             2,392
     Interest expense on non-recourse financing
       paid directly by lessees                                   2,408,565      3,123,670     1,829,401
     Interest expense accrued on non-recourse debt                     -             -            21,618
     Collection of principal - non-financed receivables           6,608,028      9,296,801     8,756,121
     Income from leveraged lease, net                              (523,314)      (139,810)         -
     Change in operating assets and liabilities:
       Other assets                                                   2,012        300,775      (689,040)
       Security deposits and deferred credits                    (1,173,286)     2,678,612       249,843
       Minority interest in joint venture                          (830,742)    (1,001,736)     (650,921)
       Accounts payable - other                                    (563,934)       305,351       332,840
       Accounts payable to General Partner
         and affiliates, net                                         69,191     (1,037,286)      157,144
       End of lease settlement proceeds                             270,957           -             -
       Other, net                                                   (87,305)        71,664       (29,079)
                                                                -----------   ------------  ------------

         Total adjustments                                       12,039,927     10,290,903     8,700,135
                                                                -----------   ------------  ------------

       Net cash provided by operating activities                 12,075,547      9,923,936     8,776,203
                                                                -----------   ------------  ------------

Cash flows from investing activities:
   Equipment and receivables purchased                           (2,198,713)   (16,511,707)  (43,366,758)
   Proceeds from sales of equipment                               4,336,675      8,684,744     1,016,807
   Investment in joint ventures                                    (850,000)         -            -
   Initial direct costs                                                -        (2,164,341)   (2,117,000)
                                                                -----------   ------------  ------------
       Net cash provided by (used in)
          investing activities                                    1,287,962     (9,991,304)  (44,466,951)
                                                                -----------   ------------  ------------

                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                                  1997            1996            1995
                                                                  ----            ----            ----

Cash flows from financing activities:
   Proceeds from recourse debt and
     non-recourse securitized debt .......................           --         5,941,893      33,151,416
   Principal payments on warehouse line of credit and
     recourse debt and non-recourse
     securitized debt ....................................     (9,889,949)     (8,990,845)    (17,968,192)
   Proceeds received from affiliate loan .................      7,780,328            --              --
   Principal payments on affiliate loan ..................     (7,780,328)           --              --
   Cash distributions to partners ........................     (4,144,384)     (4,160,967)     (2,569,477)
   Redemption of limited partnership units ...............       (150,550)        (54,227)        (20,827)
   Proceeds from discounting receivables .................           --         3,171,188            --
   Issuance of limited partnership units,
     net of offering expenses ............................           --              --        22,157,234
   Proceeds received from affiliated minority
     interest investors ..................................           --              --         2,530,550
                                                             ------------    ------------    ------------

       Net cash provided by (used in) financing activities    (14,184,883)     (4,092,958)     37,280,704
                                                             ------------    ------------    ------------

Net increase (decrease) in cash ..........................       (821,374)     (4,160,326)      1,589,956

Cash at beginning of year ................................      4,821,624       8,981,950       7,391,994
                                                             ------------    ------------    ------------

Cash at end of year ......................................   $  4,000,250    $  4,821,624    $  8,981,950
                                                             ============    ============    ============


















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   For the years ended December 31, 1997, 1996 and 1995 non-cash activities included the following:

                                                          1997            1996            1995
                                                          ----            ----            ----

Decrease in investment in finance leases and
   financings due to contribution to joint venture   $ 10,625,730    $       --      $       --
Increase in equity investment in joint venture ...    (10,625,730)           --              --

Principal and interest on finance receivables
  paid directly to lenders by lessees ............      9,689,813      13,819,924       4,585,638
Rental income - assigned operating
  lease receivables ..............................      2,248,235       2,412,065       2,010,504
Principal and interest on non-recourse financing
  paid directly by lessees .......................    (11,938,048)    (16,231,989)     (6,596,142)

Decrease in investment in finance leases
  due to terminations ............................        715,745            --              --
Decrease in notes payable non-recourse due
  to terminations ................................       (715,745)           --              --

Non-recourse notes payable assumed in
  purchase price .................................        186,715      36,569,439      48,476,665
Accounts payable-equipment .......................           --              --         8,678,812
Fair value of equipment and receivables purchased
  for debt and payables ..........................       (186,715)    (36,569,439)    (57,155,477)
                                                     ------------    ------------    ------------

                                                     $      --       $      --       $      --
                                                     ============    ============    ============

      Interest expense of $2,648,557, $4,330,544 and $3,003,633 for the years ended December 31, 1997, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,408,565, $3,123,670 and $1,851,019, respectively, interest expense on warehouse line of credit and non-recourse secured debt accrued or paid of $232,325, $1,133,394 and $1,112,732, respectively, and other interest of $7,667,
$73,480 and $39,882, respectively.








See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994 and by its final closing in 1995, 383,857.12 units had been admitted into the Partnership with aggregate gross proceeds of $38,385,712. During 1995, the Partnership redeemed 265 limited partnership units, during 1996, the Partnership redeemed 728 limited partnership units and during 1997, the Partnership redeemed 2,186 units leaving 380,678.12 limited partnership units outstanding at December 31, 1997.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other liabilities approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

     Equity Investment in Joint Ventures - The Partnership accounts for its equity investment in joint ventures under the equity method of accounting. Therefore, the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 728 limited partnership units during 1996 and 2,186 limited partnership units during 1997. The redemption amount was calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiary, ICON Six Corp. and ICON Cash Flow L.L.C. II. All intercompany accounts and transactions have been eliminated.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     New Accounting Pronouncement - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

3.    Net Investment in Leveraged Lease

      In September 1996, the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an Airbus A-300B4-203, built in 1983, which is on lease to Airbus Industrie and has a remaining lease term of five and one half years. The purchase price was $19,595,956 consisting of $1,409,839 in cash and the assumption of non-recourse senior debt of $12,495,956 and non-recourse junior debt ("junior debt") of $5,590,161.

The net investment in the leveraged lease as of December 31, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt)                                $        -
Estimated unguaranteed residual values                             4,000,000
Initial direct costs                                                 399,399
Unearned income                                                   (2,553,758)
                                                                ------------
                                                                $  1,845,641

      Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment.

      Non-cancelable minimum annual amounts receivable relating to the leveraged lease at December 31, 1997 are $19,879,531 and are due as follows:

                    1998                   $    3,454,474
                    1999                        3,516,692
                    2000                        3,581,504
                    2001                        3,649,761
                    2002                        3,746,496
                    Thereafter                  1,930,604
                                           --------------
                                           $   19,879,531

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Principal and interest on non-recourse debt assumed in the purchase of the leveraged leases is $19,879,531 at December 31, 1997 and matures as follows:

                     1998                   $    3,454,474
                     1999                        3,516,691
                     2000                        3,581,501
                     2001                        3,649,761
                     2002                        3,746,495
                     Thereafter                  1,930,609
                                            --------------
                                            $   19,879,531

      The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

      Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series E ("Series E"), (the junior debt). On January 29, 1997, the Partnership re-financed the junior debt with a third party.

4.    Investment in Joint Ventures

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Asset Acquisition LLC

      On February 3, 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from Series E, an affiliate of the Partnership. The Partnership's consolidated financial statements included 100% of the accounts of ICON Asset Acquisition LLC with the affiliates' share reflected as "Minority interests in joint ventures."

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

         On September 19, 1997 the Partnership purchased, from Series B and C, their investment in ICON Asset Acquisition LLC. Series B and C's investments were purchased at book value, which approximated market value at that time. ICON Asset Acquisition LLC became a 100% owned subsidiary of the Partnership. ICON Asset Acquisition LLC paid its obligation ($4,730,328) to Series E on September 19, 1997. The Partnership transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

ICON Cash Flow LLC I

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002. The rents from the lease are paid directly to the non-recourse debt holder.

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the year ended December 31, 1997 is summarized below:

                                                 December 31, 1997

              Assets                             $     16,870,235
                                                 ================

              Liabilities                        $     12,155,143
                                                 ================

              Equity                             $      4,715,092
                                                 ================

                                                     Year Ended
                                                 December 31, 1997

              Net income                         $        744,474
                                                 ================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

ICON Cash Flow LLC II

      In March 1995 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds were allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II remarketed the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in September 2002.

ICON Receivables 1997-A LLC

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,304,010, $4,805,767 and $5,391,216 and cash of $300,000,
$125,000 and $275,000, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. To fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership, Series E and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,225,794, $15,547,305 and $0 and cash of $300,000, $740,000 and
$484,244, respectively to 1997-A. The Partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. The Partnership's share of the gross proceeds from the securitization totaled $9,543,757. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1997 is summarized below:

                                                December 31, 1997

                 Assets                           $      50,911,005
                                                  =================

                 Liabilities                      $      45,143,569
                                                  =================

                 Equity                           $       5,767,436
                                                  =================

                                                         Year Ended
                                                December 31, 1997

                 Net income                       $       1,298,430
                                                  =================


ICON Receivables 1997-B LLC

      In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $250,000 (8.33% interest), $2,250,000 (75.00%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility") as described in more detail in Note 8. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. After securitization, the 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates execess cash (cash after payment of debt and expenses).

      Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 1997 is summarized below:

                                                  December 31, 1997

                 Assets                            $   18,209,360
                                                   ==============

                 Liabilities                       $   15,008,185
                                                   ==============

                 Equity                            $    3,201,175
                                                   ==============

                                                     Year Ended
                                                  December 31, 1997

                 Net income                        $      201,175
                                                   ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                      Finance
 Year                 Leases            Financings           Total

1997             $      9,102,346    $    1,179,032     $    10,281,378
1998                    5,879,544           698,611           6,578,155
1999                    4,203,868           152,211           4,356,079
2000                      920,808               -               920,808
2001                      306,025               -               306,025
Thereafter                 -                    -                 -
                 ----------------    --------------     ---------------

                 $     20,412,591    $    2,029,854     $    22,442,445
                 ================    ==============     ===============

6.   Investment in Operating Leases

     The investment in operating leases at December 31, 1997 and 1996 consisted of the following:

                                                   1997            1996           1995
                                                   ----            ----           ----

Equipment cost, beginning of year .........   $ 19,371,603    $ 19,371,603    $       --

End of lease settlement proceeds ..........       (270,957)           --              --

Equipment purchased .......................           --              --        19,371,603
                                              ------------    ------------    ------------

Equipment cost, end of year ...............     19,100,646      19,371,603      19,371,603
                                              ------------    ------------    ------------

Accumulated depreciation,
  beginning of year .......................     (1,485,136)       (636,487)           --

Depreciation ..............................       (745,275)       (848,649)       (636,487)

Accumulated depreciation, end of year .....     (2,230,411)     (1,485,136)       (636,487)
                                              ------------    ------------    ------------

Initial direct costs, net of accumulated
  amortization, end of year ...............           --            47,945         335,613
                                              ------------    ------------    ------------

Investment in operating leases, end of year   $ 16,870,235    $ 17,934,412    $ 19,070,729
                                              ============    ============    ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

         The investment in operating leases consists of one asset owned by ICON Cash Flow LLC I, a joint venture owned by the Partnership and Series E. In June 1997 ICON Cash Flow LLC II released the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in September 2002. See Note 6 for additional information relating to the joint venture.

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                      Finance
                                      Leases        Financings       Total

Balance at December 31, 1994        $  41,300       $  22,200      $  63,500

    Charged to operations             549,000          21,000        570,000
    Accounts written-off             (254,911)           -          (254,911)
    Recoveries on accounts
      previously written-off           26,552            -            26,552
                                    ---------       ---------      ---------

Balance at December 31, 1995          361,941          43,200        405,141

    Accounts written-off             (424,699)       (275,522)      (700,221)
    Recoveries on accounts
      previously written-off           43,905            -            43,905
    Provision                         750,000            -           750,000
    Transfer within accounts         (245,520)        245,520           -
                                    ---------       ---------      --   ----

Balance at December 31, 1996          485,627          13,198        498,825

    Accounts written-off             (468,020)       (107,375)      (575,395)
    Recoveries on accounts
      previously written-off            9,239            -             9,239
    Provision                          83,274         100,000        183,274
                                    ---------       ---------      ---------

Balance at December 31, 1997        $ 110,120       $   5,823      $ 115,943
                                    =========       =========      =========

8.   Notes Payable

     In January 1996, the Partnership borrowed $5,941,893 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specific group of leases and financing transactions. The non-recourse notes payable-secured financing bears interest at a fixed rate of 7.58%, and is payable from receivable proceeds of the portfolio that secures it. The Partnership had $2,244,324 outstanding under the loan at December 31, 1997.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Notes payable consists of the following: (1) notes payable non-recourse, which is being paid directly to the lenders by the lessees and (2) notes payable non-recourse-secured financing, which is being paid down from collections on lease receivable transactions. These notes bear interest at rates ranging from 5.18% to 10.75% and mature as follows:

                                         Notes Payable
                       Notes Payable      Non-Recourse
                       Non-Recourse    Secured Financing       Total

1998                   $17,224,508       $1,872,097        $19,096,605
1999                     4,606,817          372,227          4,979,044
2000                     4,342,893             -             4,342,893
2001                     1,172,919             -             1,172,919
2002                     1,206,980             -             1,206,980
Thereafter                 389,046             -               389,046
                       -----------       ----------        -----------

                       $28,943,163       $2,244,324        $31,187,487
                       ===========       ==========        ===========

     Included in the above are $158,224 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions. The notes are payable only to the extent residual values are realized which are estimated to occur as follows: $140,163 and $18,061 in 1998 and 1999, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         Charged to
                                           Equity      Capitalized    Operations

Organization and offering ...........   $  896,536     $     --       $     --
Underwriting commissions ............      512,306           --             --
Acquisition fees ....................         --        2,819,689           --
Management fees .....................         --             --          696,096
Administrative expense reimbursements         --             --          381,471
                                        ----------     ----------     ----------

Year ended December 31, 1995 ........   $1,408,842     $2,819,689     $1,077,567
                                        ==========     ==========     ==========

Acquisition fees ....................         --        1,361,045           --
Management fees .....................         --             --        1,333,394
Administrative expense reimbursements         --             --          642,276
                                        ----------     ----------     ----------

Year ended December 31, 1996 ........   $     --       $1,361,045     $1,975,670
                                        ==========     ==========     ==========

Management fees .....................         --             --        1,092,714
Administrative expense reimbursements         --             --          547,382
                                        ----------     ----------     ----------

Year ended December 31, 1997 ........   $     --       $     --       $1,640,096
                                        ==========     ==========     ==========


     The   Partnership  has  investments  in  four  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

     Prior to the Partnership acquiring its investment in a leveraged lease (see
Note 3), the related free cash flow, or the rent in excess of the senior debt payments (the junior debt), was financed by Series E, an affiliate of the Partnership. On January 29, 1997, the Partnership re-financed the junior debt with an unrelated third party.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Subsidiary

     On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON Six Corp. , a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON Six Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON Six Corp. As of December 31, 1997, there was no federal tax liability for ICON Six Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. As of December 31, 1997 the Partnership has not made any payments pursuant to such agreements.

12.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                  1997          1996           1995
                                                  ----          ----           ----

Net income (loss) per financial statements   $    35,620    $  (366,967)   $    76,068

Differences due to:
  Direct finance leases ..................     5,863,979      6,193,772      4,517,101
  Depreciation ...........................    (8,004,823)    (2,375,964)    (2,493,537)
  Provision for losses ...................        (8,554)        40,999         20,000
  Loss on sale of equipment ..............        50,639     (3,118,755)       (12,645)
  Other ..................................       908,774       (947,139)       132,765
                                             -----------    -----------    -----------

Partnership income (loss) for
 federal income tax purposes .............   $(1,154,365)   $  (574,054)   $ 2,239,752
                                             ===========    ===========    ===========

      As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $21,605,338 compared to the partners' capital accounts for federal income tax purposes of $27,495,488 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke         President, Chief Executive Officer and Director

Thomas W. Martin             Executive Vice President and Director

Paul B. Weiss                Executive Vice President

Gary N. Silverhardt          Senior Vice President and Chief Financial Officer

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 21 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 13 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1997, 1996 and 1995.

                               Type of
     Entity                   Capacity            Compensation           1997        1996        1995
     ------                   --------            ------------           ----        ----        ----

ICON Capital Corp.         General Partner     Organization and
                                                 offering expenses    $    -      $    -      $  896,536
ICON Capital Corp.         Manager             Acquisition fees            -       1,361,045   2,819,689
ICON Capital Corp.         General Partner     Management fees         1,092,714   1,333,394     696,096
ICON Securities Corp.      Dealer-Manager      Underwriting
                                                 commissions               -           -         512,306
ICON Capital Corp.         General Partner     Admin. expense
                                                 reimbursements          547,382     642,276     381,471
                                                                      ----------  ----------  ----------

                                                                      $1,640,096  $3,336,715  $5,306,098
                                                                      ==========  ==========  ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 31, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title                      Amount Beneficially                 Percent
   of Class                            Owned                        of Class
---------------    ----------------------------------------------   --------

General Partner    Represents initially a 1% and potentially a        100%
  Interest         10% interest in the Partnership's income, gain
                   and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1997.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1997


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

                               ICON CASH FLOW PARTNERS L.P. Six
                               File No. 33-36376 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date: March 31, 1998           /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 31, 1998           /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director


Date: March 31, 1998           /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director


Date: March 31, 1998           /s/ Gary N. Silverhardt
                               -------------------------------------------------
                               Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.