Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 1998-05-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          March 31, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               -------------------   ---------------------------

Commission File Number                          0-28136
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

                                                          [ x ] Yes     [   ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      March 31,    December 31,
                                                        1998           1997

       Assets

Cash .........................................    $  4,257,613     $  4,000,250
                                                  ------------     ------------

Investment in finance leases
   Minimum rents receivable ..................      18,022,788       20,412,591
   Estimated unguaranteed residual values ....      10,495,898       10,714,403
   Initial direct costs ......................         675,111          826,251
   Unearned income ...........................      (3,708,202)      (4,216,807)
   Allowance for doubtful accounts ...........        (302,141)        (110,120)
                                                  ------------     ------------

                                                    25,183,454       27,626,318
Investment in operating leases
   Equipment, at cost ........................      19,100,646       19,100,646
   Accumulated depreciation ..................      (2,389,891)      (2,230,411)
                                                  ------------     ------------

                                                    16,710,755       16,870,235
Investment in financings
   Receivables due in installments ...........       1,759,578        2,029,854
   Initial direct costs ......................          16,101           21,918
   Unearned income ...........................        (140,151)        (186,139)
   Allowance for doubtful accounts ...........         (33,123)          (5,823)
                                                  ------------     ------------

                                                     1,602,405        1,859,810

Equity investment in joint ventures ..........       2,131,661        2,149,404
                                                  ------------     ------------

Investment in leveraged lease, net ...........       1,912,584        1,845,641
                                                  ------------     ------------

Other assets .................................         473,197          485,570
                                                  ------------     ------------

Total assets .................................    $ 52,271,669     $ 54,837,228
                                                  ============     ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                           March 31,     December 31,
                                                             1998            1997

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 26,879,769    $ 28,943,163
Note payable - non-recourse - secured financing ......      1,918,077       2,244,324
Security deposits and deferred credits ...............      2,583,908       1,756,094
Accounts payable - other .............................        149,199         189,835
Minority interest in joint venture ...................         48,844          47,151
Accounts payable - General Partner and affiliates, net         32,720          51,323
                                                         ------------    ------------

                                                           31,612,517      33,231,890
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (122,001)       (112,740)
   Limited partners (380,128 and 380,678
     units outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) .....     20,781,153      21,718,078
                                                         ------------    ------------

     Total partners' equity ..........................     20,659,152      21,605,338
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 52,271,669    $ 54,837,228
                                                         ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                          1998            1997
                                                          ----            ----
Revenue

   Finance income ..............................      $  615,610      $1,241,419
   Rental income ...............................         590,986         402,101
   Income from equity investment
     in joint ventures .........................         126,483          22,901
   Income from leveraged lease, net ............          95,696          86,544
   Net gain on sales or remarketing
     of equipment ..............................          94,149          79,701
   Interest income and other ...................          59,511          45,561
                                                      ----------      ----------

   Total revenues ..............................       1,582,435       1,878,227
                                                      ----------      ----------

Expenses

   Interest ....................................         588,261         665,728
   Amortization of initial direct costs ........         205,583         418,146
   Management fees - General Partner ...........         254,169         267,846
   Depreciation ................................         159,480         212,162
   Administrative expense
     reimbursements - General Partner ..........         123,218         133,007
   Provision for bad debts .....................         100,000            --
   General and administrative ..................          43,559          67,783
   Minority interest in joint venture ..........           1,693          12,859
                                                      ----------      ----------

   Total expenses ..............................       1,475,963       1,777,531
                                                      ----------      ----------

Net income .....................................      $  106,472      $  100,696
                                                      ==========      ==========

Net income allocable to:
   Limited partners ............................      $  105,407      $   99,689
   General Partner .............................           1,065           1,007
                                                      ----------      ----------

                                                      $  106,472      $  100,696
                                                      ==========      ==========
Weighted average number of limited
   partnership units outstanding ...............         380,379         382,781
                                                      ==========      ==========

Net income per weighted average
   limited partnership unit ....................      $      .28      $      .26
                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995
                                   (unaudited)

                         Limited Partner Distributions

                              Return of  Investment      Limited      General
                               Capital     Income       Partners      Partner       Total
                          (Per weighted average unit)

Balance at
  December 31, 1994                                   $10,805,251   $    (1,436) $ 10,803,815

Proceeds from issuance
  of limited partnership
  units (256,153.02 units)                             25,615,302           -      25,615,302

Sales and offering expenses                            (3,458,068)          -      (3,458,068)

Cash distributions
  to partners                   $  9.48    $   .29     (2,543,783)      (25,694)   (2,569,477)

Limited partnership units
  redeemed (265 units)                                    (20,827)          -         (20,827)

Net income                                                 75,307           761        76,068
                                                      -----------   -----------  ------------

Balance at
  December 31, 1995                                    30,473,182       (26,369)   30,446,813


Cash distributions
  to partners                    $  10.75   $     -    (4,119,354)      (41,613)   (4,160,967)

Limited partnership units
  redeemed (728 units)                                    (54,227)           -        (54,227)

Net loss                                                 (363,297)       (3,670)     (366,967)
                                                      -----------   -----------  ------------

Balance at
  December 31, 1996                                    25,936,304       (71,652)   25,864,652





                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

              For the Years Ended December 31, 1997, 1996 and 1995

                           Limited Partner Distributions

                               Return of   Investment    Limited        General
                                Capital      Income      Partners       Partner       Total
                            (Per weighted average unit)


Cash distributions
  to partners                    $  10.66   $  .09     (4,102,940)      (41,444)   (4,144,384)

Limited partnership units
  redeemed (2,186 units)                                 (150,550)            -
(150,550)

Net income                                                 35,264           356        35,620
                                                      -----------   -----------  ------------

Balance at
  December 31, 1997                                    21,718,078      (112,740)   21,605,338

Cash distributions
  to partners                    $   2.41   $  .28     (1,022,275)      (10,326)   (1,032,601)

Limited partnership units
  redeemed (550 units)                                    (20,057)            -
(20,057)

Net income                                                105,407         1,065       106,472
                                                      -----------   -----------  ------------

Balance at
  March 31, 1998                                      $20,781,153   $  (122,001) $ 20,659,152
                                                      ===========   ===========  ============













See accompanying notes to consolidated financial statements.

                              ICON Cash Flow Partners L. P. Six
                               (A Delaware Limited Partnership)

                            Consolidated Statements of Cash Flows

                             For the Three Months Ended March 31,

                                                                      1998            1997

Cash flows from operating activities:
  Net income ..................................................   $   106,472     $   100,696
                                                                  -----------     -----------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Collection of principal - non-financed receivables .......       644,312       2,453,578
     Rental income - assigned operating lease receivables .....      (590,986)       (402,101)
     Interest expense on non-recourse  financing paid
       directly by lessees ....................................       556,184         349,836
     Finance income portion of receivables paid directly
       to lenders by lessees ..................................      (473,308)       (672,539)
     Allowance for doubtful accounts ..........................       246,321            --
     Amortization of initial direct costs .....................       205,583         418,146
     Income from equity investment in joint ventures ..........      (126,483)        (22,901)
     Distribution from investment in joint ventures ...........       176,034            --
     Depreciation .............................................       159,480         212,162
     Income from leveraged lease, net .........................       (95,696)        (86,544)
     Net gain on sales or remarketing of equipment ............       (94,149)        (79,701)

     Change in operating assets and liabilities:
        Security deposits and deferred credits ................       827,814      (2,346,732)
        Accounts payable - other ..............................       (40,636)        475,336
        Accounts payable to General Partner and affiliates, net       (18,603)           --
        Minority interest in joint ventures ...................         1,693        (196,602)
        Other, net ............................................        (9,340)        225,345
                                                                  -----------     -----------

          Total adjustments ...................................     1,368,220         327,283
                                                                  -----------     -----------

       Net cash provided by operating activities ..............     1,474,692         427,979
                                                                  -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ............................       383,797         821,791
  Equipment and receivables purchased .........................      (190,413)
  Investment in joint ventures ................................       (31,808)           --
                                                                  -----------     -----------

        Net cash provided by (used in) investing activities ...       161,576        (719,241)
                                                                  -----------     -----------






                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                                             1998       1997

Cash flows from financing activities:
  Cash distributions to partners                         (1,032,601) (1,039,114)
  Principal payments on non-recourse securitized debt      (326,247) (8,508,318)
  Redemption of limited partnership units`                  (20,057)     (8,800)
  Proceeds from note payable-affiliate                            -   7,780,328
  Principal payments on note payable - affiliate                  -  (1,000,000)
                                                        ------------ ----------

        Net cash used in financing activities            (1,378,905) (2,775,904)
                                                         ----------- ----------

Net increase (decrease) in cash                             257,363  (3,067,166)

Cash at beginning of period                               4,000,250   4,821,624
                                                        -----------  ----------

Cash at end of period                                   $ 4,257,613  $1,754,458
                                                        ===========  ==========
























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  For the three months ended March 31, 1998 and 1997, non-cash activities included the following:

                                                               1998           1997

Principal and interest on direct finance
  receivables paid directly to
  lenders by lessees ...................................   $ 2,028,592    $ 2,895,846
Rental income assigned operating lease receivable ......       590,986        402,101
Principal and interest on non-recourse
  financing paid directly to lenders by lessees ........    (2,619,578)    (3,297,947)

Decrease in investments in finance leases and financings
  due to contribution to joint venture .................          --        5,575,104
Increase in equity investment in joint venture .........          --       (5,575,104)

Non-recourse notes payable assumed
  in purchase price ....................................          --          186,715
Fair value of equipment and receivables
 purchased for debt and payables .......................          --         (186,715)
                                                           -----------    -----------

                                                           $      --      $      --
                                                           ===========    ===========

     Interest expense of $588,261 and $665,728 for the three months ended March 31, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $556,184 and $349,836, respectively, interest expense on non-recourse secured financing of $31,358 and $238,152 and other interest of $719 and $77,740, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.   Net Investment in Leveraged Lease

      In September 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an A-300B4-203 built in 1983 and currently on lease to Airbus Industrie. The purchase price was $19,595,956, consisting of $1,409,839 in cash, the assumption of non-recourse senior debt of $12,495,956 and non-recourse junior debt of $5,590,161.

The net investment in the leveraged leases as of March 31, 1998 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt)                                 $      -
Estimated unguaranteed residual values                             4,000,000
Initial direct costs                                                 370,645
Unearned income                                                   (2,458,061)
                                                                 -----------
                                                                 $ 1,912,584

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

3.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 550 limited partnership units during 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

4.   Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     ICON Cash Flow LLC I

     In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I

     Information as to the financial position and results of operations of ICON Cash Flow LLC I at March 31, 1998 is summarized below:

                                                    March 31, 1997

                Assets                             $  17,738,110
                                                   =============

                Liabilities                        $  12,155,198
                                                   =============

                Equity                             $   5,582,912
                                                   =============

                                                 Three Months Ended
                                                   March 31, 1997

                Net income                         $     199,304
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-A LLC

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. On September 19, 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     Information as to the financial position and results of operations of 1997-A at March 31, 1998 is summarized below:

                                                  March 31, 1998

              Assets                              $  48,132,853
                                                  =============

              Liabilities                         $  42,562,421
                                                  =============

              Equity                              $   5,570,432
                                                  =============

                                                Three Months Ended
                                                  March 31, 1998

              Net income                          $     370,203
                                                  =============

      ICON Receivables 1997-B LLC

     In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio.

     Information as to the financial position and results of operations of 1997-B at March 31, 1998 is summarized below:

                                                  March 31, 1998

              Assets                               $25,474,993

              Liabilities                          $21,776,767

              Equity                               $ 3,698,226
                                                   ===========

                                                Three Months Ended
                                                  March 31, 1998

              Net income                           $   115,207
                                                   ===========

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

5.   Related Party Transactions

     During the three months ended March 31, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $254,169 and $267,846, respectively, and administrative expense reimbursements of $123,218 and $133,007, respectively, which were charged to operations.

     The   Partnership  has  investments  in  four  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and equity investment in joint venture of 53%, 35%, 4%, 4% and 4% of total investments at March 31, 1998, respectively, and 66%, 26%, 5%, 3%, and less than 1% of total investments at March 31, 1997, respectively.

    For the three months ended March 31, 1998 and 1997, the Partnership leased or financed equipment with initial costs of $190,413 and $1,728,312, respectively, to 4 and 42 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 46 and 33 months, respectively.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

    Revenues for the three months ended March 31, 1998 were $1,582,435, representing a decrease of $295,792 or 16% from 1997. The decrease in revenues was attributable to a decrease in finance income of $625,809 or 50%. The decrease was partially offset by an increase in income from equity investment in joint ventures of $103,582, an increase in rental income of $188,885 or 47%, an increase in the net gain on sales or remarketing of equipment of $14,448 or 18%, an increase in interest income and other of $13,950 or 31% and an increase in income from leveraged leases of $9,152 or 11%. Finance income decreased as a result of the decrease in the average size of the finance lease portfolio from 1997 to 1998. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998. Rental income and income from equity investment in joint ventures increased due to the Partnership's increased investment in these transactions from 1997 to 1998.

    Expenses for the three months ended March 31, 1998 were $1,482,260, representing a decrease of $295,271 or 17% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $77,467 or 12%, a decrease in management fees of $13,677 or 5%, a decrease in general and administrative of $24,224 or 36%, a decrease in administrative expense and reimbursements of $9,789 or 7%, a decrease in amortization of initial direct costs of $212,563 or 51%, a decrease in depreciation expense of $52,682 or 25% and a decrease in minority interest in joint ventures of $4,869 or 38%. These decreases were partially offset by an increase in provision for bad debt of $100,000. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Management fees, amortization of initial direct costs, general and administrative and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. Minority interest in joint ventures decreased as a result of the Partnership's September 1997 acquisition of ICON Asset Acquisition LLC's entire investment in leases from two affiliates. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that a $100,000 provision for bad debt was required for the quarter ended March 31, 1998.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1997

    Net income for the three months ended March 31, 1998 and 1997 was $100,175 and $100,696, respectively. The net income per weighted average limited partnership unit outstanding was $.26 for 1998 and 1997.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $1,474,692 and $427,979, respectively, and proceeds from sales of equipment of $383,797 and $821,791, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    Cash distributions to limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $1,022,275 and $1,028,723, respectively, of which $105,407 and $99,689 was investment income and $916,868 and $929,034 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which 1.11% and 1.03% was investment income and 9.64% and 9.72% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1998 and 1997 was $2.69 of which $.28 and $.26 was investment income and $2.41 and $2.43 was a return of capital, respectively.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. On September 19, 1997 the Partnership, Series E and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio.

    As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from closings of limited partnership units, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                                    ICON Cash Flow Partners L. P. Six
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 14, 1998                        /s/ Gary N. Silverhardt
------------                        --------------------------------------------
    Date                            Gary N. Silverhardt
                                    Chief Financial Officer
                                    (Principal financial and account officer of
                                    the General Partner of the Registrant)