Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 1998-08-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                         0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,     December 31,
                                                                     1998           1997

Assets

Cash                                                            $  3,462,634     $ 4,000,250
                                                                ------------     -----------

Investment in finance leases
   Minimum rents receivable                                       15,793,017      20,412,591
   Estimated unguaranteed residual values                          9,977,620      10,714,403
   Initial direct costs                                              533,079         826,251
   Unearned income                                                (3,188,636)     (4,216,807)
   Allowance for doubtful accounts                                  (323,728)       (110,120)
                                                                ------------     -----------

                                                                  22,791,352      27,626,318
Investment in operating leases
   Equipment, at cost                                             19,100,646      19,100,646
   Accumulated depreciation                                       (2,657,291)     (2,230,411)
                                                                ------------     -----------

                                                                  16,443,355      16,870,235

Equity investment in joint ventures                                2,402,862       2,149,404
                                                                ------------     -----------

Investment in leveraged lease, net                                 1,959,814       1,845,641
                                                                ------------     -----------

Investment in financings
   Receivables due in installments                                 1,423,721       2,029,854
   Initial direct costs                                               11,200          21,918
   Unearned income                                                  (100,458)       (186,139)
   Allowance for doubtful accounts                                   (17,650)         (5,823)
                                                                ------------     -----------

                                                                   1,316,813       1,859,810

Other assets                                                         759,022         485,510
                                                                ------------     -----------

Total assets                                                    $ 49,135,852     $54,837,228
                                                                ============     ===========


                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                   June 30,     December 31,
                                                                     1998           1997

Liabilities and Partners' Equity

Notes payable - non-recourse                                    $ 25,161,962     $28,943,163
Note payable - non-recourse - secured financing                    1,513,063       2,244,324
Security deposits and deferred credits                             2,617,592       1,756,094
Accounts payable - other                                             140,431         189,835
Minority interest in joint venture                                    48,844          47,151
Accounts payable - equipment                                          21,426               -
Accounts payable - General Partner and affiliates, net                 -              51,323
                                                                -------------    -----------

                                                                  29,503,318      33,231,890
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (132,254)       (112,740)
   Limited partners (380,103 and 380,678
     units outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively)                  19,764,788      21,718,078
                                                                ------------     -----------

     Total partners' equity                                       19,632,534      21,605,338
                                                                ------------     -----------

Total liabilities and partners' equity                          $ 49,135,852     $54,837,228
                                                                ============     ===========














See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                        For the Three Months            For the Six Months
                                           Ended June 30,                 Ended June 30,
                                          1998         1997             1998          1997
                                          ----         ----             ----          ----
Revenues

   Rental income                    $    615,000   $    500,000    $  1,205,986  $    902,101
   Finance income                        494,537      1,249,929       1,110,147     2,491,348
   Income from equity investment
     in joint ventures                   196,445        136,521         322,928       159,422
   Income from leveraged lease, net       75,897         86,544         171,594       173,975
   Interest income and other              57,013         29,739         116,523        75,300
   Net gain on sales or
     remarketing of equipment             34,082        123,242         128,231       202,943
                                    ------------   ------------    ------------  ------------

   Total revenues                      1,472,974      2,125,975       3,055,409     4,005,089
                                    ------------   ------------    ------------  ------------

Expenses

   Interest                              555,836      1,027,802       1,144,097     1,693,530
   Depreciation                          267,400        212,162         426,880       424,324
   Management fees - General Partner     244,903        298,019         499,072       565,865
   Amortization of initial direct costs  127,321        356,425         332,904       774,571
   Administrative expense reimbursement
     - General Partner                   126,799        149,100         250,017       282,107
   General and administrative            119,117        126,410         162,676       194,193
   Provision for bad debts                25,000             -          125,000          -
   Minority interest in joint venture       -            26,913           1,693        39,772
                                    ------------   ------------    ------------  ------------

   Total expenses                      1,466,376      2,196,831       2,942,339     3,974,362
                                    ------------   ------------    ------------  ------------

Net income (loss)                   $      6,598   $    (70,856)   $    113,070  $     30,727
                                    ============   ============    ============  ============

Net income (loss) allocable to:
   Limited partners                 $      6,532   $    (70,148)   $    111,939  $     30,419
   General Partner                            66           (709)          1,131           307
                                    ------------   ------------    ------------  ------------

                                    $      6,598   $    (70,148)   $    113,070  $     30,727
                                    ============   ============    ============  ============

Weighted average number of limited
   partnership units outstanding         380,111        382,201         380,245       382,490
                                    ============   ============    ============  ============

Net income (loss) per weighted average
   limited partnership unit         $        .02   $       (.18)   $        .29  $        .08
                                    ============   ============    ============  ============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

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





                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                      Limited Partner Distributions

                           Return of  Investment         Limited      General
                            Capital     Income          Partners      Partner         Total
                        (Per weighted average unit)
Cash distributions
  to partners              $  10.66    $   .09         (4,102,940)      (41,444)   (4,144,384)

Limited partnership units
  redeemed (2,186 units)                                 (150,550)            -
(150,550)

Net income                                                 35,264           356        35,620
                                                      -----------   -----------  ------------

Balance at
  December 31, 1997                                    21,718,078      (112,740)   21,605,338

Cash distributions
  to partners              $   5.09    $   .29         (2,043,825)      (20,645)   (2,064,470)

Limited partnership units
  redeemed (465 units)                                    (21,404)              -
(21,404)

Net income                                                111,939         1,131       113,070
                                                      -----------   -----------  ------------

Balance at
  June 30, 1998                                       $19,764,788   $  (132,254) $ 19,632,534
                                                      ===========   ===========  ============












See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1998              1997
                                                                     ----              ----

Cash flows provided by operating activities:
  Net income                                                    $     113,070    $     30,727
                                                                -------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                     426,880         424,324
     Rental income - assigned operating lease receivables          (1,205,986)       (902,101)
     Finance income portion of receivables paid directly
       to lenders by lessees                                         (910,220)     (1,468,351)
     Amortization of initial direct costs                             332,904         774,571
     Net gain on sales or remarketing of equipment                   (128,231)       (202,943)
     Income from equity investment in joint ventures                 (322,928)       (159,422)
     Distribution from investment in joint venture                    253,651         456,162
     Income from leveraged lease, net                                (171,594)       (173,975)
     Interest expense on non-recourse financing
       paid directly by lessees                                     1,078,835       1,148,095
     Collection of principal - non-financed receivables             1,218,292       4,226,602
     Change in operating assets and liabilities:
       Allowance for doubtful accounts                                252,435                -
       Accounts payable to General Partner and affiliates, net        (51,323)        115,887
       Accounts payable - other                                       (49,404)       (556,533)
       Security deposits and deferred credits                         861,498      (1,578,203)
       Minority interest in joint ventures                              1,693        (281,630)
       Other, net                                                     (84,333)        104,500
                                                                -------------    ------------

         Total adjustments                                          1,502,169       1,926,983
                                                                -------------    ------------

       Net cash provided by operating activities                    1,615,239       1,957,710
                                                                -------------    ------------

Cash flows from investing activities:
  Proceeds from sales of equipment                                  1,038,873       1,921,587
  Equipment and receivables purchased                                (190,413)     (1,972,832)
  Investment in joint venture                                        (184,181)               -
                                                                -------------    -------------

       Net cash provided by (used in) investing activities            664,279         (51,245)
                                                                -------------    ------------



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1998              1997
                                                                     ----              ----

Cash flows from financing activities:
  Cash distributions to partners                                   (2,064,470)     (2,076,647)
  Principal payments on non-recourse securitized debt                (731,261)     (9,256,088)
  Redeemed limited partnership units                                  (21,404)       (104,414)
  Proceeds from note payable - affiliate                                 -          7,780,328
  Proceeds from non-recourse debt                                        -            486,879
  Principal payments on note payable - affiliate                         -         (2,450,000)
                                                                -------------    ------------

       Net cash used in financing activities                       (2,817,135)     (5,619,942)
                                                                -------------    ------------

Net decrease in cash                                                 (537,616)     (3,713,477)

Cash, beginning of period                                           4,000,250       4,821,624
                                                                -------------    ------------

Cash, end of period                                             $   3,462,634    $  1,108,147
                                                                =============    ============





















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

  For the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                                      1998            1997
                                                                      ----            ----

Principal and interest on direct finance
  receivables paid directly to lenders by lessees               $   3,654,050    $  7,151,805
Rental income - assigned operating lease receivable                 1,205,986         902,101
Principal and interest on non-recourse
  financing paid directly to lenders by lessees                    (4,860,036)     (8,053,906)

Decrease in investments in finance leases and financings
  due to contribution to joint venture                                -             5,575,104
Increase in equity investment in joint venture                        -            (5,575,104)

Non-recourse notes payable assumed
  in purchase price                                                   -               186,715
Fair value of equipment and receivables
 purchased for debt and payables                                      -              (186,715)

                                                                $     -          $    -
                                                                =============    ===========

     Interest expense of $1,144,097 and $1,693,530 for the six months ended June 30, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,078,835 and $1,148,095, respectively, interest expense on non-recourse secured financing of $63,832 and $236,996, respectively, and other interest of $1,430 and $308,439, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

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

2.   Net Investment in Leveraged Lease

      In September 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an A-300B4-203 currently on lease to Airbus. The purchase price was $19,595,956, consisting of $1,409,839 in cash and $18,186,117 in non-recourse debt.

The net investment in the leveraged lease as of June 30, 1998 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt)                                 $     -
Estimated unguaranteed residual values                             4,000,000
Initial direct costs                                                 341,979
Unearned income                                                   (2,382,165)
                                                                 -----------
                                                                 $ 1,959,814

      The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements -Continued

3.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 465 limited partnership units during 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

4.   Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     ICON Cash Flow L.L.C. I

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow L.L.C. I"), for the purpose of acquiring and managing an aircraft. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow L.L.C. I

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow L.L.C. I at June 30, 1998 is summarized below:

                                            June 30, 1998

                Assets                     $  17,878,511
                                           =============

                Liabilities                $  12,444,500
                                           =============

                Equity                     $   5,434,011
                                           =============

                                          Six Months Ended
                                            June 30, 1998

                Net income                 $     164,868
                                           =============

    ICON Cash Flow L.L.C. II

     In March 1995, the Partnership and Series E formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow L.L.C. II"), for the purpose of acquiring and managing an aircraft. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow L.L.C. II.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at June 30, 1998 is summarized below:

                                                 June 30, 1998

            Assets                              $  41,416,882
                                                =============

            Liabilities                         $  35,235,264
                                                =============

            Equity                              $   6,180,818
                                                =============

                                               Six Months Ended
                                                 June 30, 1998

            Net income                          $     915,589
                                                =============

      ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. On July 30, 1998, 1997-B securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $40,806,901, of which $30,930,921 was used to pay down 1997-B's debt, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-B Members based on their respective interests. 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest and to 1997-B the excess of cash collected over debt service from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-B at June 30, 1998 is summarized below:

                                                  June 30, 1998

             Assets                               $32,114,372

             Liabilities                          $26,508,355

             Equity                               $ 5,606,017
                                                  ===========

                                                Six Months Ended
                                                  June 30, 1998

             Net income                           $   436,309
                                                  ===========

5.   Related Party Transactions

     During the six months ended June 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $499,072 and $565,865, respectively, and administrative expense reimbursements of $250,017 and $282,107, respectively, which were charged to operations.

     For the six months ended June 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

   The Partnership's portfolio consisted of a net investment in finance leases, operating leases, equity investment in joint ventures, leveraged leases and financings of 51%, 37%, 5%, 4% and 3% of total investments at June 30, 1998, respectively, and 65%, 28%, 4%, 3% and less than 1% of total investment at June 30, 1997.

Results of Operations

Three Months Ended June 30, 1998 and 1997

   For the three months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $84,184, respectively, to 0 and 1 lessees or equipment users, respectively.

   Revenues for the three months ended June 30, 1998 were $1,472,974, representing a decrease of $653,001 or 30.7% from 1997. The decrease in revenues was due to a decrease in finance income of $755,392 or 60.4%, a decrease in net gain on sales or remarketing of equipment of $89,160 or 72.4% from 1997 and a decrease in income from leveraged leases of $10,647 or 12.3%. These decreases were partially offset by an increase in rental income of $115,000 or 23%, an increase in income from equity investment in joint venture of $59,924 or 43.9% and an increase in interest income of $27,274 or 91.7%. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1997 to 1998. The net gain on sales or remarketing decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed. Rental income increased from 1997 due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Income from equity investment in joint ventures increased due to the Partnership's increased investment in these joint ventures. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998.

   Expenses for the three months ended June 30, 1998 were $1,466,376, representing a decrease of $730,455 or 34.4% from 1997. The decrease in expenses was due to a decrease in interest expense of $471,966 or 45.9%, a decrease in amortization of initial direct costs of $229,104 or 64.3%, a decrease in management fees of $53,116 or 17.8%, a decrease in minority interest in joint venture of $26,913 or 100% , a decrease in administrative expense reimbursements of $22,301 or 15.0%, and a decrease in general and administrative expense of $7,293 or 5.8% from 1997. The decreases were partially offset by an increase in depreciation of expenses of $55,238 or 26% and an increase in the provision for bad debts of $25,000. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial indirect costs, management fees, administrative fees and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Expense related to the minority interest in joint venture decreased due to the liquidation of the joint venture in the fourth quarter 1997. Depreciation expense increased from 1997 due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that an additional $25,000 provision for bad debt was required for the three months ended June 30, 1998.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 1998

   Net income (loss) for the three months ended June 30, 1998 and 1997 was $6,598 and $(70,856), respectively. The net income (loss) per weighted average limited partnership unit was $.02 and $(.18), respectively.

Six Months Ended June 30, 1998 and 1997

   For the six months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $190,413 and $1,825,327, respectively, to 4 and 5 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 46 and 25 months, respectively.

     Revenues for the six months ended June 30, 1998 were $3,055,409, representing a decrease of $949,680 or 23.7% from 1997. The decrease in revenues was due to a decrease in finance income of $1,381,201 or 55.4%, a decrease in net gain on sales or remarketing of equipment of $74,712 or 36.8% and a decrease in income from leveraged leases of $2,382 or 1.4%. The decreases were partially offset by an increase in rental income of $303,885 or 3.7%, an increase in income from equity investment in joint venture of $163,506 or 102.6% and an increase in interest income and other of $41,223 or 54.8%. The decrease in finance income resulted from a decrease in the size of the average finance and operating lease portfolios from 1997 to 1998. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. Rental income increased due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. The increase in income from equity investment in joint ventures increased due to the Partnership's increased investment in these joint ventures. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998.

   Expenses for the six months ended June 30, 1998 were $2,942,339, representing a decrease of $1,032,023 or 26.0% from 1997. The decrease in expenses was due to a decrease in interest expense of $549,433 or 32.4%, a decrease in the amortization if initial indirect costs of $441,667 or 57%, a decrease in management fees of $66,793 or 11.8%, a decrease in minority interest in joint venture of $38,079 or 95.7%, a decrease in administrative expense reimbursements of $32,090 or 11.4% and a decrease in general and administrative expense of $31,517 or 16.2%. These decreases were partially offset by an increase in provision for bad debts of $125,000 or 100% and an increase in depreciation of $2,556 or 18%. Interest expense decreased due to decrease in average debt outstanding from 1997 to 1998. Amortization of initial indirect costs, management fees, administrative fees and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Expense related to the minority interest in joint venture decreased due to the liquidation of the joint venture in the fourth quarter 1997. Depreciation expense increased from 1997 due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that an additional provision of $125,000 for bad debt was required for the six months ended June 30, 1998.

   Net income for the six months ended June 30, 1998 and 1997 was $113,070 and $30,727, respectively. The net loss per weighted average limited partnership unit was $.29 and $.08, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were cash provided by operations of $1,615,239 and $1,957,710, respectively, and proceeds from sales of equipment of $1,038,873 and $1,921,587, respectively. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing cash from operations, proceeds from sales of equipment and borrowings.

   Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $2,043,825 and $2,055,881, respectively, of which $111,939 and $30,419 was investment income and $1,931,886 and $2,025,462 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which .59% and .15% was investment income and 10.16% and 10.60% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $5.38 of which $.29 and $.08 was investment income and $5.09 and $5.30 was a return of capital, respectively.

   As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and make distributions to limited partners where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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

                                   ICON Cash Flow Partners L. P. Six
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




     August 14, 1998               /s/ Gary N. Silverhardt
-------------------------          --------------------------------------------
          Date                     Gary N. Silverhardt
                                   Chief Financial Officer
                                   (Principal financial and account officer of
                                   the General Partner of the Registrant)