Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 1998-11-17
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                          September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                          0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                            September 30,   December 31,
                                                1998            1997
                                                ----            ----

         Assets

Cash ....................................   $  1,250,566    $  4,000,250
                                            ------------    ------------

Investment in finance leases
   Minimum rents receivable .............     15,337,694      20,412,591
   Estimated unguaranteed residual values     11,619,521      10,714,403
   Initial direct costs .................        399,191         826,251
   Unearned income ......................     (3,793,211)     (4,216,807)
   Allowance for doubtful accounts ......       (267,151)       (110,120)
                                            ------------    ------------

                                              23,296,044      27,626,318
Investment in operating leases
   Equipment, at cost ...................     19,100,646      19,100,646
   Accumulated depreciation .............     (2,552,325)     (2,230,411)
                                            ------------    ------------

                                              16,548,321      16,870,235

Equity investment in joint ventures .....      2,225,420       2,149,404
                                            ------------    ------------

Net investment in leveraged lease .......      2,026,916       1,845,641
                                            ------------    ------------

Investment in financings
   Receivables due in installments ......      1,136,356       2,029,854
   Initial direct costs .................          7,689          21,918
   Unearned income ......................        (70,675)       (186,139)
   Allowance for doubtful accounts ......        (21,685)         (5,823)
                                            ------------    ------------

                                               1,051,685       1,859,810
                                            ------------    ------------

Other assets ............................        301,626         485,510
                                            ------------    ------------

Total assets ............................   $ 46,700,578    $ 54,837,228
                                            ============    ============


                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                          September 30,    December 31,
                                                              1998             1997

          Liabilities and Partners' Equity

Note payable - non-recourse - secured financing .......   $  1,178,273    $  2,244,324
Notes payable - non-recourse ..........................     24,291,032      28,943,163
Security deposits and deferred credits ................      2,242,815       1,756,094
Accounts payable ......................................        168,300         189,835
Minority interest in joint venture ....................         52,740          47,151
Accounts payable to General Partner and affiliates, net         47,576          51,323
                                                          ------------    ------------

                                                            27,980,736      33,231,890
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (140,975)       (112,740)
   Limited partners (380,103 and 380,678
     units outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) ......     18,860,817      21,718,078
                                                          ------------    ------------

     Total partners' equity ...........................     18,719,842      21,605,338
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 46,700,578    $ 54,837,228
                                                          ============    ============














See accompanying notes to unaudited consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months         For the Nine Months
                                               Ended September 30,         Ended September 30,
                                               1998          1997           1998         1997
                                               ----          ----           ----         ----

Revenues

   Rental income ......................   $   615,000    $   755,149   $ 1,820,986   $ 1,657,250
   Finance income .....................       515,474        965,035     1,683,042     3,442,826
   Net gain on sales or
     remarketing of equipment .........        88,305         33,474       216,536       236,417
   Income from leveraged lease, net ...        67,103         86,544       181,275       184,217
   Interest income and other ..........        40,815         30,457       157,339       105,757
   Income (loss) from equity investment
     in joint venture .................       (66,304)        97,856       256,624       257,278
                                          -----------    -----------   -----------   -----------

   Total revenues .....................     1,260,393      1,968,515     4,315,802     5,883,745
                                          -----------    -----------   -----------   -----------

Expenses

   Interest ...........................       536,643        846,446     1,680,740     2,539,976
   Management fees - General Partner ..       239,244        267,066       738,316       832,931
   Amortization of initial direct costs       137,398        323,123       470,302     1,097,694
   Administrative expense reimbursement
     - General Partner ................       120,028        132,869       370,045       414,976
   Depreciation .......................       175,490        175,490       484,022       585,795
   General and administrative .........        53,222         79,326       215,898       287,538
   Minority interest in joint venture .         3,896          4,832         5,589        44,604
   Provision for bad debts ............       (47,004)        75,000        77,996        75,000
                                          -----------    -----------   -----------   -----------

   Total expenses .....................     1,218,917      1,904,152     4,042,908     5,878,514
                                          -----------    -----------   -----------   -----------

Net income ............................   $    41,476    $    64,363   $   272,894   $     5,231
                                          ===========    ===========   ===========   ===========

Net income allocable to:
   Limited partners ...................   $    41,061    $    63,719   $   270,165   $     5,179
   General Partner ....................           415            644         2,729            52
                                          -----------    -----------   -----------   -----------

                                          $    41,476    $    64,363   $   272,894   $     5,231
                                          ===========    ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding ......       380,102        380,808       380,197       381,924
                                          ===========    ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ...........   $       .11    $       .17   $       .71   $       .01
                                          ===========    ===========   ===========   ===========



See accompanying notes to unaudited consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                            Limited Partner Distributions

                              Return of     Investment           Limited         General
                               Capital        Income             Partners        Partner         Total
                             (Per weighted average unit)
Balance at
   December 31, 1994 ......                                   $ 10,805,251    $     (1,436)   $ 10,803,815

Proceeds from issuance
   of limited partnership
   units (256,153.02 units)                                     25,615,302            --        25,615,302

Sales and offering expenses                                     (3,458,068)           --        (3,458,068)

Cash distributions
   to partners ............   $ 9.48          $  .29            (2,543,783)        (25,694)     (2,569,477)

Limited partnership units
   redeemed (265 units) ...                                        (20,827)           --           (20,827)

Net income ................                                         75,307             761          76,068
                                                              ------------    ------------    ------------

Balance at
   December 31, 1995 ......                                     30,473,182         (26,369)     30,446,813


Cash distributions
   to partners ............   $10.75          $ --              (4,119,354)        (41,613)     (4,160,967)

Limited partnership units
   redeemed (728 units) ...                                        (54,227)           --           (54,227)

Net loss ..................                                       (363,297)         (3,670)       (366,967)
                                                              ------------    ------------    ------------

Balance at
   December 31, 1996 ......                                     25,936,304         (71,652)     25,864,652




                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                          Limited Partner Distributions

                            Return of       Investment           Limited         General
                             Capital          Income             Partners        Partner          Total
                          (Per weighted average unit)
Cash distributions
   to partners ..........   $ 10.66           $ .09             (4,102,940)        (41,444)     (4,144,384)

Limited partnership units
   redeemed (2,186 units)                                         (150,550)           --          (150,550)

Net income ..............                                           35,264             356          35,620
                                                              ------------    ------------    ------------

Balance at
   December 31, 1997 ....                                       21,718,078        (112,740)     21,605,338

Cash distributions
   to partners ..........   $  7.35           $ .71             (3,065,352)        (30,964)     (3,096,316)

Limited partnership units
   redeemed (1,215 units)                                          (62,074)           --           (62,074)

Net income ..............                                          270,165           2,729         272,894
                                                              ------------    ------------    ------------

Balance at
   September 30, 1998 ...                                     $ 18,860,817    $   (140,975)   $ 18,719,842
                                                              ============    ============    ============












See accompanying notes to unaudited consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                      1998            1997
                                                                      ----            ----

Cash flows provided by operating activities:
   Net income .................................................   $    272,894    $      5,231
                                                                  ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ............................................        484,022         585,795
      Rental income - paid directly to lenders by lessees .....     (1,820,986)     (1,657,250)
      Finance income portion of receivables paid directly
        to lenders by lessees .................................     (1,329,362)     (2,694,721)
      Amortization of initial direct costs ....................        470,302       1,097,694
      Net gain on sales or remarketing of equipment ...........       (216,536)       (236,417)
      Income from equity investment in joint ventures .........       (256,624)       (257,278)
      Income from leveraged lease, net ........................       (181,275)       (170,660)
      Interest expense on non-recourse financing
        paid directly by lessees ..............................      1,574,789       1,808,877
      Distribution from investment in joint venture ...........        431,365       9,544,892
      Collection of principal - non-financed receivables ......      1,792,962       6,198,641
      Change in operating assets and liabilities:
        Security deposits and deferred credits ................        486,721      (1,558,720)
        Allowance for doubtful accounts .......................        220,476        (341,223)
        Minority interest in joint ventures ...................          5,589        (153,210)
        Accounts payable - other ..............................        (49,567)       (543,636)
        Accounts payable to General Partner and affiliates, net         (3,747)        387,390
        Other, net ............................................         39,527         101,996
                                                                  ------------    ------------

          Total adjustments ...................................      1,647,656      12,112,170
                                                                  ------------    ------------

        Net cash provided by operating activities .............      1,920,550      12,117,401
                                                                  ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ...........................      2,073,036       2,430,490
   Equipment and receivables purchased ........................     (2,268,072)     (1,972,832)
   Investment in joint venture ................................       (250,757)       (250,000)
                                                                  ------------    ------------

        Net cash provided by (used in)  investing activities ..       (445,793)        207,658
                                                                  ------------    ------------

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                               1998            1997
                                                               ----            ----

Cash flows from financing activities:
   Cash distributions to partners .....................     (3,096,316)     (3,110,977)
   Principal payments on non-recourse secured financing     (1,066,051)     (9,519,500)
   Proceeds from non-recourse debt ....................           --           486,879
   Proceeds from note payable - affiliate .............           --         7,780,328
   Principal payments on note payable - affiliate .....           --        (7,780,328)
   Redeemed limited partnership units .................        (62,074)       (144,724)
                                                          ------------    ------------

        Net cash used in financing activities .........     (4,224,441)    (12,288,322)
                                                          ------------    ------------

Net (decrease) increase in cash .......................     (2,749,684)         36,737

Cash, beginning of period .............................      4,000,250       4,821,624
                                                          ------------    ------------

Cash, end of period ...................................   $  1,250,566    $  4,858,361
                                                          ============    ============



















See accompanying notes to unaudited consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   For the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                                1998            1997
                                                                ----            ----

Rental income - assigned operating lease receivable ....   $  1,820,986    $  1,657,250
Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees ..................................      4,932,433      10,064,540
Principal and interest on non-recourse
   financing paid directly to lenders by lessees .......     (6,753,419)    (11,721,790)

Fair value of equipment and receivable purchased for
   debt and payables ...................................       (554,531)           --
Non-recourse notes payable assumed in purchase price ...        526,499            --
Accounts payable - equipment ...........................         28,032            --

Decrease in investments in finance leases and financings
   due to contribution to joint venture ................           --        11,566,252
Increase in equity investment in joint venture .........           --       (11,566,252)
                                                           ------------    ------------

                                                           $       --      $       --
                                                           ============    ============

      Interest expense of $1,680,740 and $2,539,976 for the nine months ended September 30, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,574,789 and $1,808,877, respectively, interest expense on recourse secured financing of $103,825 and $144,372, respectively, and other interest of $2,126 and $586,727, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      During the nine months ended September 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $738,316 and $832,931, respectively, and administrative expense reimbursements of $370,045 and $414,976, respectively, which were charged to operations.

     For the nine months ended September 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

4.    Net Investment in Leveraged Lease

       In September 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is an A-300B4-203 currently on lease to Airbus. The purchase price was $19,595,956, consisting of $1,409,839 in cash and $18,186,117 in non-recourse debt.

The net investment in the leveraged lease as of September 30, 1998 consisted of the following:

Non-cancelable minimum rents receivable (net of principal and
  interest on non-recourse debt) ............................   $      --
Estimated unguaranteed residual value .......................     4,000,000
Initial direct costs ........................................       314,881
Unearned income .............................................    (2,287,965)
                                                                -----------
                                                                $ 2,026,916

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

         Notes to Unaudited Consolidated Financial Statements -Continued

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

      Information as to the unaudited financial position and results of operations of ICON Cash Flow L.L.C. I at September 30, 1998 is summarized below:

                                                            September 30, 1998

Assets ......................................................   $17,444,814
                                                                ===========

Liabilities .................................................   $12,065,454
                                                                ===========

Equity ......................................................   $ 5,379,360
                                                                ===========

                                                            Nine Months Ended
                                                            September 30, 1998

Net income ..................................................   $   700,193
                                                                ===========

ICON Cash Flow L.L.C. II

      In March 1995 the Partnership and Series E formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow L.L.C. II"), for the purpose of acquiring and managing an aircraft. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow L.L.C. II. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow Partners L.L.C. II while Series E's minority interest has been reflected as a liability on the consolidated balance sheets.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership and Series E contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven (collectively the "1997-A Members") received a 31.03%, 17.81%, 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      Information as to the unaudited financial position and results of operations of 1997-A at September 30, 1998 is summarized below:

                                                              September 30, 1998

Assets .......................................................   $37,097,268
                                                                 ===========

Liabilities ..................................................   $31,058,715
                                                                 ===========

Equity .......................................................   $ 6,038,553
                                                                 ===========

                                                               Nine Months Ended
                                                              September 30, 1998

Net income ...................................................   $   808,805
                                                                 ===========

ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven (collectively the "1997-B members") contributed $249,900, $2,250,000 and $500,100 to 1997-B on August 19, 1997 and received an 8.33%, 75.00% and 16.67%
interest, respectively, in 1997-B based on their contributions. On July 30, 1998, ICON Holdings Corp. ("Holdings"), the parent of the General Partner and 1997-B completed an equipment lease securitization. The securitization is comprised of two senior notes, issued from ICON Equipment Lease Trust 1998 S-1 (Holdings) and ICON Equipment Lease Trust 1998 S-2 (1997-B). The net proceeds from the securitization totaled $40,806,901, of which $30,850,936 was used to pay down 1997-B's debt, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-B Members based on their respective interests. In connection with the securitization, 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch IBCA, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest (91.5% of projected cash flows) and to 1997-B the excess of cash collected over debt service (8.5% of projected cash flows after any write-offs) from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B. The Partnership's share of the net proceeds from the securitization totaled $166,600.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of 1997-B at September 30, 1998 is summarized below:

                                                              September 30, 1998

Assets .......................................................   $43,328,524
                                                                 ===========

Liabilities ..................................................   $40,559,157
                                                                 ===========

Equity .......................................................   $ 2,969,367
                                                                 ===========

                                                               Nine Months Ended
                                                              September 30, 1998

Net income ...................................................   $       834
                                                                 ===========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, operating leases, equity investment in joint ventures, leveraged leases and financings of 52%, 36%, 5%, 4% and 3% of total investments at September 30, 1998, respectively, and 65%, 28%, 4%, 3% and less than 1% of total investment at September 30, 1997.

Results of Operations

Three Months Ended September 30, 1998 and 1997

    For the three months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $2,632,190 and $84,184, respectively, to 2 and 1 lessees or equipment users, respectively.

    Revenues for the three months ended September 30, 1998 were $1,260,393 representing a decrease of $708,122 or 36% from 1997. The decrease in revenues was due to a decrease in finance income of $449,561 or 47%, a change in income
(loss) from equity investment in joint venture of $164,160, a decrease in rental income of $140,149 or 19% and a decrease in income from leveraged leases of $19,441 or 22%. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $54,831 or 164% and an increase in interest income and other of $10,358 or 34%, from 1997. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1997 to 1998. Income from equity investment in joint ventures decreased due to 1997-B's increase in provision for bad debts. The Partnership's operating lease with Alaska Air terminated in the second quarter 1997, at which point the aircraft was released to Aero Mexico. Rental income for the third quarter 1997 includes four months of rent under the new lease, resulting in a decrease in rental income for the third quarter 1998 compared to 1997. Income from leveraged leases decreased due to the decrease in the average size of the leveraged lease portfolio. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the average carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998.

    Expenses for the three months ended September 30, 1998 were $1,218,917, representing a decrease of $685,235 or 36% from 1997. The decrease in expenses was due to a decrease in interest expense of $309,803 or 37%, a decrease in amortization of initial direct costs of $185,725 or 57%, a change in the provision for bad debt of $122,004, a decrease in general and administrative of $26,104 or 33%, a decrease in management fees of $27,822 or 10%, a decrease in administrative expense reimbursements of $12,841 or 10% and a decrease in minority interest in joint venture of $936. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial indirect costs, management fees, administrative expense reimbursements and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Expense related to the minority interest in joint venture decreased due to the liquidation of a joint venture in the fourth quarter 1997. The change in the provision for bad debt resulted from a reversal of prior provision based on an analysis of delinquency, an assessment of overall risk and historical loss experience.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 1998

    Net income for the three months ended September 30, 1998 and 1997 was $41,476 and $64,363, respectively. The net income per weighted average limited partnership unit was $.11 and $.17, respectively.

Nine Months Ended September 30, 1998 and 1997

    For the nine months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $2,822,604 and $1,918,026, respectively, to 4 and 5 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 49 and 25 months, respectively.

    Revenues for the nine months ended September 30, 1998 were $4,315,862, representing a decrease of $1,567,883 or 27% from 1997. The decrease in revenues was due to a decrease in finance income of $1,773,341 or 51%, a decrease in net gain on sales or remarketing of equipment of $19,881 or 8%, a decrease in income from leveraged leases of $2,942 and a decrease in income from equity investment in joint venture of $654. These decreases were partially offset by an increase in rental income of $163,736 or 10%, an increase in interest income and other of $51,582 or 49% and an increase in income from leveraged leases of $10,615 or 6%. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolios from 1997 to 1998. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed. The Partnership's operating lease with Alaska Air terminated in the second quarter 1997, at which point the aircraft was released to Aero Mexico. Rents under the new Aero Mexico lease are greater than rents under the Alaskan Air lease. Income from leveraged leases decreased due to the decrease in the average size of the leveraged lease portfolio. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998.

    Expenses for the nine months ended September 30, 1998 were $4,042,908, representing a decrease of $1,835,606 or 31% from 1997. The decrease in expenses was due to a decrease in interest expense of $859,236 or 34%, a decrease in the amortization of initial direct costs of $627,392 or 57%, a decrease in depreciation of $101,773 or 17%, a decrease in management fees of $94,615 or 11%, a decrease in general and administrative expense of $71,640 or 25%, a decrease in administrative expense reimbursements of $44,931 or 11% and a decrease in minority interest in joint ventures of $39,015 or 87%. These decreases were partially offset by an increase in the provision for bad debts of $2,996 or 4%. Interest expense decreased due to a decrease in average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expenses decreased due to a decrease in the average size of the portfolio from
1997 to 1998. Depreciation expense decreased from 1997 due to the 1998 restructuring of the operating lease. Expense related to the minority interest in joint venture decreased due to the liquidation of a joint venture in the fourth quarter 1997. Based on an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that a provision of $2,996 for bad debt was required for the nine months ended September 30, 1998.

    Net income for the nine months ended September 30, 1998 and 1997 was $272,894 and $5,231, respectively. Net income per weighted average limited partnership unit was $.71 and $.01, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 1998

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were cash provided by operations of $1,920,550 and $12,117,401, respectively, and proceeds from sales of equipment of $2,073,036 and $2,430,490, respectively. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and to fund cash distributions utilizing cash from operations, proceeds from sales of equipment and borrowings.

    Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $3,065,352 and $3,079,868, respectively, of which $270,165 and $5,179 was investment income and $2,795,187 and $3,074,689 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which .95% and .02% was investment income and 9.8% and 10.73% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $8.06 of which $.71 and $.01 was investment income and $7.35 and $8.05 was a return of capital, respectively.

    As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and make distributions to limited partners where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

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

                                  ICON Cash Flow Partners L. P. Six
                                  File No. 33-36376 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.




     November 16, 1998            /s/Gary N. Silverhardt
---------------------------       ----------------------------------------------
           Date                   Gary N. Silverhardt
                                  Senior Vice President and CFO
                                  (Principal financial and account officer of
                                  the General Partner of the Registrant)