Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 1999-03-31
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1998
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                           33-36376
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

-------------------------------------     --------------------------------------

-------------------------------------     --------------------------------------





Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      5

4.   Submission of Matters to a Vote of Security Holders                    5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                5

6.   Selected Consolidated Financial and Operating Data                     6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-11

8.   Consolidated Financial Statements and Supplementary Data           12-33

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   34

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    34-35

11.  Executive Compensation                                                36

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        36

13.  Certain Relationships and Related Transactions                        36

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       37

SIGNATURES                                                                 38

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and December 31, 1994, 111,166.37 additional units were admitted representing $11,116,637 of capital contributions and from January 1, 1995 to November 8, 1995 (the final closing date), 256,153.02 additional units were admitted, bringing the final admission to 383,857.12 units totaling $38,385,712 in capital contributions. Between 1995 and 1997 the Partnership redeemed 3,179.00 limited partnership units. In 1998 the Partnership redeemed 1,324.92 units leaving 379,353.20 limited partnership units outstanding at December 31, 1998. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

     The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of short-term, high-yield lease and financing transactions, (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than November 2000; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five to eight and one-half years of November 1995.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Lease and Financing Transactions

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed $6,901,428 and $2,129,099 of equipment, respectively, with a weighted average initial transaction term of 33 and 58 months, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interest. The equipment purchased by four other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1998, the weighted average initial transaction term of the portfolio was 49 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                               December 31, 1998          December 31, 1997
                             ---------------------      ---------------------

Category                         Cost      Percent          Cost      Percent

Aircraft .................   $19,100,646    27.1%       $36,659,753    40.4%
Manufacturing & production    17,271,925    24.4         16,137,468    17.8
Telecommunications .......    13,814,671    19.6         14,363,494    15.8
Computer systems .........    10,579,442    15.0         16,694,856    18.4
Material handling ........     4,084,138     5.8            315,222      .3
Printing .................     1,376,438     2.0          2,127,113     2.3
Restaurant equipment .....     1,290,238     1.8          1,272,845     1.4
Furniture and fixtures ...       910,706     1.3          1,092,758     1.3
Medical ..................       796,703     1.1            948,076     1.0
Construction .............       702,731     1.0               --       --
Retail systems ...........       377,233      .5            693,753      .8
Video production .........       130,023      .2             94,324      .1
Miscellaneous ............       117,118      .2            341,988      .4
                             -----------   -----        -----------   -----

                             $70,552,012   100.0%       $90,741,650   100.0%
                             ===========   =====        ===========   =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1998. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"); the underlying equipment is an aircraft and the asset represented 27.1% of the total portfolio equipment cost at December 31, 1998.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                  Number of Equity Security Holders
         Title of Class                   as of December 31,
         --------------           ---------------------------------
                                        1998             1997
                                        ----             ----

         Limited Partners              2,269            2,260
         General Partner                   1                1

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Consolidated Financial and Operating Data

                                                                  Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             1998           1997            1996           1995           1994
                                             ----           ----            ----           ----           ----

Total revenue                           $   6,162,370  $    6,510,932  $   9,576,756  $   6,729,913  $     203,858
                                        =============  ==============  =============  =============  =============

Net income (loss)                       $     467,639  $       35,620  $    (366,967) $      76,068  $      70,890
                                        =============  ==============  =============  =============  =============

Net income (loss) allocable to
   limited partners                     $     462,963  $       35,264  $    (363,297) $      75,307  $      70,181
                                        =============  ==============  =============  =============  =============

Net income (loss) allocable
   to the General Partner               $       4,676  $          356  $      (3,670) $         761  $         709
                                        =============  ==============  =============  =============  =============

Weighted average limited
   partnership units outstanding              379,984         381,687        383,196        260,453         31,755
                                        =============  ==============  =============  =============  =============

Net income (loss) per weighted
   average limited partnership unit     $        1.22  $         .09   $        (.95) $         .29  $       2.21
                                        =============  =============   =============  =============  ============

Distributions to limited partners       $   4,085,189  $    4,102,940  $   4,119,354  $   2,543,783  $     311,335
                                        =============  ==============  =============  =============  =============

Distributions to the General Partner    $      41,261  $       41,444  $      41,613  $      25,694  $       3,145
                                        =============  ==============  =============  =============  =============

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                         1998             1997            1996            1995            1994
                                         ----             ----            ----            ----            ----

         Total assets               $   44,487,621  $   54,837,228   $   81,805,142  $  103,090,950 $   14,381,964
                                    ==============  ==============   ==============  ============== ==============

         Partners' equity           $   17,884,454  $   21,605,338   $   25,864,652  $   30,446,813 $   10,803,815
                                    ==============  ==============   ==============  ============== ==============

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, an operating lease, financings, equity investments in joint ventures and a leveraged lease representing 49%, 36%, 11%, 4%, and 0% of total investments at December 31, 1998, respectively, and 55%, 33%, 4%, 4% and 4% of total investments at December 31, 1997, respectively.

Results of Operations

Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with an initial cost of $3,100,320 and $2,129,099, respectively, to 11 and 33 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1998 were $6,162,370, representing a decrease of $348,562 or 5% from 1997. The decrease in revenues was due to a decrease in finance income of $958,314 or 31%, a decrease in income from leveraged leases of $309,473 or 59% and a decrease in income from equity investments in joint ventures of $112,916 or 24% from 1997. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $776,525, an increase in rental income of $187,751 or 8%, and an increase in interest income and other of $67,865 or 67% from 1997. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1997 to 1998. Income from the leveraged lease decreased due to the Partnership's 1998 termination of its lease with Airbus Industrie ("Airbus"). Income from the equity investments in joint ventures decreased as a result of one of the underlying joint venture's increasing its provision for bad debts. In December 1998, the Partnership entered into a new joint venture, however, there were no revenues generated from such joint venture in 1998. The net gain on sales or remarketing of equipment increased due primarily to the gain on termination of the Airbus lease. The Partnership's operating lease with Alaska Air terminated in April 1997 and the asset was subsequently leased to Aero Mexico at a greater contractual rental rate, and as a result, rental income increased from 1997 to 1998. Interest income and other increased due to an increase in the average cash balance, and an increase in late charges from 1997 to 1998.

     Expenses for the year ended December 31, 1998 were $5,694,731, representing a decrease of $780,581 or 12% from 1997. The decrease in expenses was due to a decrease in interest expense of $483,670 or 18%, a decrease in amortization of initial direct costs of $177,703 or 17%, a decrease in provision for bad debts of $130,277 or 71%, a decrease in management fees of $123,168 or 11%, a decrease in administrative expense reimbursements of $61,991 or 11%, a decrease in depreciation expense of $8,482 or 1%, and a decrease in minority interest in joint venture of $1,240 or 16%. These decreases were partially offset by an increase in general and administrative expense of $205,950 or 115%. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in depreciation expense resulted from the Partnership's restructuring of its operating lease when it leased the aircraft to Aero Mexico. Minority interest in joint venture decreased due to the Partnership's September

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

1997 purchase of the minority interests relating to ICON Asset Acquisition LLC. As a result of the ongoing analysis of delinquency trends and loss experience, and an assessment of overall credit risk, the Partnership determined that a provision of $52,997 for bad debt was required for the year ended December 31, 1998. The increase in general and administrative expenses was primarily related to an increase in legal expense which included the accelerated write off of capitalized legal fees related to the Partnership's termination of its lease with Airbus.

     Net income for the years ended December 31, 1998 and 1997 was $467,639 and $35,620, respectively. The net income per weighted average limited partnership unit was $1.22 and $.09 for 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $2,129,099 and $45,524,755, respectively, to 33 and 242 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1997 were $6,510,932, representing a decrease of $3,065,824 or 32% from 1996. The decrease in revenues was due to a decrease in finance income of $3,212,672 or 51%, a decrease in rental income of $164,370 or 7%, a decrease in interest income and other of $251,900 or 71% and a decrease in net gain on sales or remarketing of equipment of $280,051 or 83% from 1996. These decreases were partially offset by an increase in income from equity investment in joint ventures of $459,665 and an increase in income from the leveraged lease of $383,504 from 1996. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1996 to 1997. The Partnership's operating lease with Alaska Air terminated in April 1997. The asset was subsequently leased to Aero Mexico in June 1997. Although contractual rents under the new Aero Mexico lease are greater than contractual rents under the Alaska Air lease, rental income decreased due to 1997 rental income representing nine months of contractual rents versus a full year of contractual rents in 1996. Interest income and other decreased due to a decrease in the average cash balance and a reduction in late charges from 1996 to 1997. The net gain on sales or remarketing decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed for which proceeds received were in excess of carrying value. Income from equity investment in joint ventures increased as a direct result of the Partnership's March and September 1997 contribution to ICON Receivables 1997-A LLC. These contributions consisted of equipment lease and finance receivables, residuals and cash totaling $11,129,804. Income from leveraged leases increased due to the Partnership earning income for the entire twelve month period in 1997 as compared to three months in 1996.

     Expenses for the year ended December 31, 1997 were $6,475,312, representing a decrease of $3,468,411 or 35% from 1996. The decrease in expenses was due to a decrease in interest expense of $1,681,987 or 39%, a decrease in provision for bad debt of $566,726 or 76%, a decrease of general and administrative expense of $479,006 or 73%, a decrease in amortization of initial direct costs of $278,321 or 21%, a decrease in management fees of $240,680 or 18%, a decrease in depreciation expense of $103,374 or 12%, a decrease in administrative expense reimbursements of $94,894 or 15% and a decrease in minority interest in the joint venture of $23,423 or 75%. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. General and administrative expenses, amortization of

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

initial direct costs, management fees, administrative expense reimbursements and depreciation decreased due to a decrease in the average size of the portfolio from 1996 to 1997 and as the result of the Partnership contributing a portion of its portfolio to a joint venture. The minority interest in joint venture decreased as a result of the Partnership's acquisition of ICON Asset Acquisition LLC's entire investment in leases during 1997. As a result of the ongoing analysis of delinquency trends and loss experience, and an assessment of overall credit risk, the Partnership determined that a provision of $183,274 for bad debt was required for the year ended December 31, 1997.

     Net income (loss) for the years ended December 31, 1997 and 1996 was $35,620 and ($366,967), respectively. The net income (loss) per weighted average limited partnership unit was $.09 and ($.95), respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the years ended December 31, 1998, 1997 and 1996 were net cash (used in) provided by operations of $3,543,778, $11,225,547 and $9,923,936 and proceeds from sales of equipment of $4,473,161, $4,336,675 and $8,684,744, respectively. These funds were used to invest in joint ventures, purchase equipment, make payments on borrowings and fund cash distributions. The Partnership intends to purchase additional equipment and fund cash distributions, utilizing cash from operations, proceeds from sales of equipment and additional borrowings.

     The Partnership's notes payable at December 31, 1998 and 1997 totaled $23,379,315 and $31,187,487, respectively, and consisted of $22,360,201 and
$28,811,864 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, $131,299 and $131,299 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals and $887,815 and $2,244,324 in non-recourse secured notes, respectively, which will be paid from proceeds from the lease portfolio that secures the financing.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B LLC ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed $250,000 (8.33% interest), $2,250,000 (75.00% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by the Partnership for $3,801,108.

     Cash distributions to limited partners for the years ended December 31, 1998 and 1997, which were paid monthly, totaled $4,085,189 and $4,102,940, respectively, of which $462,963 and $35,264 was investment income and $3,622,226 and $4,067,676 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1998 and 1997 was 10.75%, of which 1.22% and .09% was investment income and 9.53% and 10.66% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1998 and 1997 was $10.75, of which $1.22 and $.09 was investment income and $9.53 and $10.66 was a return of capital, respectively.

     As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

    The General Partner is responsible for costs relating to the assessment and development of its Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. The General Partner's costs incurred to date and expected future costs are not material.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                   Page Number
                                                                   -----------
Independent Auditors' Report                                            14

Consolidated Balance Sheets as of December 31, 1998 and 1997         15-16

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                      17

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 1998, 1997 and 1996                                      18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                   19-21

Notes to Consolidated Financial Statements                           22-33

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                             /s/ KPMG LLP
                                             -----------------------------------
                                             KPMG LLP



March 12, 1999
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                    1998           1997
                                                    ----           ----

       Assets

Cash .......................................   $    125,260    $  4,000,250
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................     13,507,407      20,412,591
   Estimated unguaranteed residual values ..     11,238,451      10,714,403
   Initial direct costs ....................        275,189         826,251
   Unearned income .........................     (3,371,116)     (4,216,807)
   Allowance for doubtful accounts .........       (231,149)       (110,120)
                                               ------------    ------------

                                                 21,418,782      27,626,318
Investment in operating leases
   Equipment, at cost ......................     19,100,646      19,100,646
   Accumulated depreciation ................     (2,967,204)     (2,230,411)
                                               ------------    ------------

                                                 16,133,442      16,870,235
Investment in financings
   Receivables due in installments .........      5,431,790       2,029,854
   Initial direct costs ....................          4,917          21,918
   Unearned income .........................       (761,705)       (186,139)
   Allowance for doubtful accounts .........        (49,913)         (5,823)
                                               ------------    ------------

                                                  4,625,089       1,859,810
                                               ------------    ------------

Investments in unconsolidated joint ventures      1,803,243       2,142,619
                                               ------------    ------------

Investment in leveraged lease, net .........           --         1,845,641
                                               ------------    ------------

Other assets ...............................        381,805         492,355
                                               ------------    ------------

Total assets ...............................   $ 44,487,621    $ 54,837,228
                                               ============    ============





                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                               1998           1997
                                                               ----           ----

       Liabilities and Partners' Equity

Note payable - non-recourse - secured financing .......   $    887,815    $  2,244,324
Notes payable - non-recourse ..........................     22,491,500      28,943,163
Security deposits and deferred credits ................      2,571,642       1,756,094
Accounts payable - other ..............................        177,397         189,835
Accounts payable to General Partner and affiliates, net        425,089          51,323
Minority interest in consolidated joint venture .......         49,724          47,151
                                                          ------------    ------------

                                                            26,603,167      33,231,890
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (149,325)       (112,740)
   Limited partners (379,353.20 and 380,678.12
     units outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) ......     18,033,779      21,718,078
                                                          ------------    ------------

     Total partners' equity ...........................     17,884,454      21,605,338
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 44,487,621    $ 54,837,228
                                                          ============    ============

















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                                 1998         1997           1996
                                                                 ----         ----           ----
Revenues

   Rental income .........................................   $ 2,435,986   $ 2,248,235    $ 2,412,605
   Finance income ........................................     2,155,913     3,114,227      6,326,899
   Net gain on sales or remarketing of equipment .........       835,048        58,523        338,574
   Income from leveraged lease, net ......................       213,841       523,314        139,810
   Income from investments in
     unconsolidated joint ventures .......................       353,141       466,057          6,392
   Interest income and other .............................       168,441       100,576        352,476
                                                             -----------   -----------    -----------

   Total revenues ........................................     6,162,370     6,510,932      9,576,756
                                                             -----------   -----------    -----------

Expenses

   Interest ..............................................     2,164,887     2,648,557      4,330,544
   Management fees - General Partner .....................       969,546     1,092,714      1,333,394
   Amortization of initial direct costs ..................       893,953     1,071,656      1,349,977
   Depreciation ..........................................       736,793       745,275        848,649
   Administrative expense reimbursements
     - General Partner ...................................       485,391       547,382        642,276
   General and administrative ............................       384,414       178,464        657,470
   Provision for bad debts ...............................        52,997       183,274        750,000
   Minority interest expense in consolidated joint venture         6,750         7,990         31,413
                                                             -----------   -----------    -----------

   Total expenses ........................................     5,694,731     6,475,312      9,943,723
                                                             -----------   -----------    -----------

Net income (loss) ........................................   $   467,639   $    35,620    $  (366,967)
                                                             ===========   ===========    ===========

Net income (loss) allocable to:
   Limited partners ......................................   $   462,963   $    35,264    $  (363,297)
   General Partner .......................................         4,676           356         (3,670)
                                                             -----------   -----------    -----------

                                                             $   467,639   $    35,620    $  (366,967)
                                                             ===========   ===========    ===========

Weighted average number of limited
   partnership units outstanding .........................       379,984       381,687        383,196
                                                             ===========   ===========    ===========

Net income (loss) per weighted average
   limited partnership unit ..............................   $      1.22   $       .09    $      (.95)
                                                             ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                                    Limited Partner Distributions
                                    -----------------------------
                                       Return of    Investment     Limited        General
                                        Capital       Income       Partners       Partner      Total
                                       ---------    ----------     --------       -------      -----
                                     (Per weighted average unit)

Balance at
   December 31, 1995                                             $ 30,473,182   $ (26,369)  $30,446,813

Cash distributions
   to partners                          $10.75       $  -          (4,119,354)    (41,613)   (4,160,967)

Limited partnership units
   redeemed (728.00 units)                                            (54,227)       -          (54,227)

Net loss                                                             (363,297)     (3,670)     (366,967)
                                                                 ------------   ---------   -----------

Balance at
   December 31, 1996                                               25,936,304     (71,652)   25,864,652

Cash distributions
   to partners                          $10.66       $ .09         (4,102,940)    (41,444)   (4,144,384)

Limited partnership units
   redeemed (2,186.00 units)                                         (150,550)        -        (150,550)

Net income                                                             35,264         356        35,620
                                                                 ------------   ---------   -----------

Balance at
   December 31, 1997                                               21,718,078    (112,740)   21,605,338
                                                                                         -

Cash distributions
   to partners                          $ 9.53       $1.22         (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                          (62,073)        -         (62,073)

Net income                                                            462,963       4,676       467,639
                                                                 ------------   ---------   -----------

Balance at
   December 31, 1998                                             $ 18,033,779   $(149,325)  $17,884,454
                                                                 ============   =========   ===========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                    1998           1997            1996
                                                                    ----           ----            ----

Cash flows from operating activities:
   Net income (loss) .......................................   $    467,639    $     35,620    $   (366,967)
                                                               ------------    ------------    ------------
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation ..........................................        736,793         745,275         848,649
     Rental income - paid directly to lenders by lessees ...     (2,435,986)     (2,248,235)     (2,412,605)
     Finance income portion of receivables paid directly
       to lenders by lessees ...............................     (1,721,166)     (2,544,328)     (3,542,098)
     Amortization of initial direct costs ..................        893,953       1,071,656       1,349,977
     Net gain on sales or remarketing of equipment .........       (835,048)        (58,523)       (338,574)
     Income from investments in
       unconsolidated joint ventures .......................       (353,141)       (466,057)         (6,392)
     Interest expense on non-recourse financing
       paid directly by lessees ............................      2,041,550       2,408,565       3,123,670
     Income from leveraged lease, net ......................       (213,841)       (523,314)       (139,810)
     Minority interest expense in consolidated joint venture          6,750           7,990          31,413
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts .....................        165,119        (382,882)        793,905
       Distributions received from
         unconsolidated joint ventures .....................      1,000,802       9,742,849            --
       Investments in unconsolidated joint ventures ........       (307,714)       (850,000)           --
       Collection of principal - non-financed receivables ..      2,274,995       7,126,659       9,296,801
       Other assets ........................................         49,231           2,012         300,775
       Security deposits and deferred credits ..............        815,548      (1,173,286)      2,678,612
       Minority interest in consolidated joint venture .....         (4,177)       (838,732)     (1,033,149)
       Accounts payable - other ............................        (40,470)       (563,934)        305,351
       Accounts payable to General Partner
         and affiliates, net ...............................        373,766          69,191      (1,037,286)
       Other, net ..........................................        629,175         (87,305)         71,664
                                                               ------------    ------------    ------------

         Total adjustments .................................      3,076,139      11,189,927      10,290,903
                                                               ------------    ------------    ------------

       Net cash (used in) provided by operating activities .      3,543,778      11,225,547       9,923,936
                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................      4,473,161       4,336,675       8,684,744
   Equipment and receivables purchased .....................     (6,346,897)     (2,198,713)    (16,511,707)
   Initial direct costs ....................................           --              --        (2,164,341)
                                                               ------------    ------------    ------------
       Net cash provided by (used in) investing activities .     (1,873,736)      2,137,962      (9,991,304)
                                                               ------------    ------------    ------------

                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                              1998             1997           1996
                                                              ----             ----           ----

Cash flows from financing activities:
   Cash distributions to partners .....................     (4,126,450)     (4,144,384)     (4,160,967)
   Principal payments on non-recourse secured financing     (1,356,509)     (9,889,949)     (8,990,845)
   Redemption of limited partnership units ............        (62,073)       (150,550)        (54,227)
   Proceeds from non-recourse securitized debt ........           --              --         5,941,893
   Proceeds from note payable - affiliate loan ........           --         7,780,328            --
   Principal payments on note payable - affiliate .....           --        (7,780,328)           --
   Proceeds from discounting receivables ..............           --              --         3,171,188
                                                          ------------    ------------    ------------

       Net cash used in financing activities ..........     (5,545,032)    (14,184,883)     (4,092,958)
                                                          ------------    ------------    ------------

Net decrease in cash ..................................     (3,874,990)       (821,374)     (4,160,326)

Cash at beginning of year .............................      4,000,250       4,821,624       8,981,950
                                                          ------------    ------------    ------------

Cash at end of year ...................................   $    125,260    $  4,000,250    $  4,821,624
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $2,164,887, $2,648,557 and $4,330,544 for the years ended December 31, 1998, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,041,550, $2,408,565 and $3,123,670, respectively, interest expense on recourse secured financing of $123,337, $232,325 and $1,133,394, respectively, and other interest of $0, $7,667 and $73,480, respectively.

     For the years ended December 31, 1998, 1997 and 1996 non-cash activities included the following:

                                                             1998           1997           1996
                                                             ----           ----           ----

Principal and interest on direct finance receivables
  paid directly to lenders by lessees ..............   $  6,583,726    $  9,689,813    $ 13,819,924
Rental income - assigned operating
  lease receivables ................................      2,435,986       2,248,235       2,412,065
Principal and interest on non-recourse financing
  paid directly to lenders by lessees ..............     (9,019,712)    (11,938,048)    (16,231,989)

Fair value of equipment and receivables purchased
  for debt and payables ............................       (554,531)       (186,715)    (36,569,439)
Non-recourse notes payable assumed in
  purchase price ...................................        526,499         186,715      36,569,439
Accounts payable-equipment .........................         28,032            --              --

Decrease in investment in finance leases and
   financings due to contribution to
   unconsolidated joint venture ....................           --        10,625,730            --
Increase in investments in
   unconsolidated joint ventures ...................           --       (10,625,730)           --

Decrease in investment in finance leases
  due to terminations ..............................           --           715,745            --
Decrease in notes payable non-recourse due
  to terminations ..................................           --          (715,745)           --
                                                       ------------    ------------    ------------

                                                       $       --      $       --      $       --
                                                       ============    ============    ============






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994 and by its final closing in 1995, 383,857.12 units had been admitted into the Partnership with aggregate gross proceeds of $38,385,712. Between 1995 and 1997 the Partnership redeemed 3,179.00 limited partnership units. In 1998 the Partnership redeemed 1,324.92 units leaving 379,353.20 limited partnership units outstanding at December 31, 1998.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $5,182,071 (including $2,111,214 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.   Significant Accounting Policies

     Basis of  Accounting  and  Presentation  - The  Partnership's  records  are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Certain reclassifications have been made to prior year's statements to conform to the 1998 presentation.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, ICON Six Corp. and ICON Cash Flow L.L.C. II. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leveraged leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 728.00 limited partnership units during 1996, 2,186.00 limited partnership units during 1997, and 1,324.92 units during 1998. The redemption amount was calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

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

     Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

     The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.    Net Investment in Leveraged Lease

      In September 1996 the Partnership acquired, subject to a leveraged lease, the beneficial interest in an aircraft. The aircraft was an Airbus A-300B4-203 on lease to Airbus Industrie through 2003. The purchase price of the asset was $19,595,956 and consisted of $1,409,839 in cash, plus the assumption of non-recourse senior debt and non-recourse junior debt. The junior debt represents cash receivable under the lease in excess of debt service obligation to the senior lender.

      In December 1998 the Partnership sold its beneficial interest in the aircraft to Airbus Industrie. The proceeds from the sale totaled $20,834,705 and were used to pay off the senior debt, the junior debt and a third party under a residual sharing agreement. The remaining proceeds ($2,647,482 in cash) were retained by the Partnership. The Partnership recognized an $884,876 gain on the sale of the beneficial interest.

4.    Investments in Joint Ventures

      The Partnership and affiliates formed six joint ventures for the purpose of acquiring and managing various assets.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The former joint venture described below became 100% owned by the Partnership in 1997, was dissolved and the assets of the joint venture are included with the Partnership's assets.

      ICON Asset Acquisition L.L.C. I

      In February 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P., Series C ("Series C") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and Series C contributed $8,700,000 (77.68% interest), $1,000,000 (8.93% interest) and $1,500,000 (13.39% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases, securitized substantially all of its portfolio and became the beneficial owner of a trust. In September 1997 the Partnership purchased, from Series B and C, their investment in ICON Asset Acquisition LLC. Series B and C's investments were purchased at book value, which approximated market value at that time. ICON Asset Acquisition LLC became a 100% owned subsidiary of the Partnership. The Partnership transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

      The joint venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. II

      In March 1995 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II released the aircraft to Aero Mexico. The new lease is an operating lease which expires in September 2002.

     The four joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                   December 31, 1998         December 31, 1997

Assets                             $     17,298,011          $    16,870,235
                                   ================          ===============

Liabilities                        $     11,719,626          $    12,155,143
                                   ================          ===============

Equity                             $      5,578,385          $     4,715,092
                                   ================          ===============

Partnership's share of equity      $         55,784          $        47,151
                                   ================          ===============

                                      Year Ended               Year Ended
                                   December 31, 1998        December 31, 1997

Net income                         $        806,232          $       744,474
                                   ================          ===============

Partnership's share of net income  $          8,062          $         7,445
                                   ================          ===============

      ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $10,529,804 in assigned leases and $600,000 of cash in 1997, and $86,776 of cash in 1998. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                        December 31, 1998     December 31, 1997
                                        -----------------     -----------------

Assets                                  $     31,845,710      $    50,911,005
                                        ================      ===============

Liabilities                             $     27,065,004      $    45,143,569
                                        ================      ===============

Equity                                  $      4,780,706      $     5,767,436
                                        ================      ===============

Partnership's share of equity           $      1,522,578      $     1,828,810
                                        ================      ===============

                                           Year Ended           Year Ended
                                        December 31, 1998    December 31, 1997

Net income                              $      1,050,957      $     1,298,430
                                        ================      ===============

Partnership's share of net income       $        326,165      $       441,854
                                        ================      ===============

Distributions                           $      2,367,147      $    33,965,442
                                        ================      ===============

Partnership's share of distributions    $        719,173      $     9,742,849
                                        ================      ===============

     ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed cash and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $250,000 in 1997 and $163,978 in 1998. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                         December 31, 1998    December 31, 1997
                                         -----------------    -----------------

Assets                                    $    39,665,292     $    18,209,360
                                          ===============     ===============

Liabilities                               $    37,649,430     $    15,008,185
                                          ===============     ===============

Equity                                    $     2,015,862     $     3,201,175
                                          ===============     ===============

Partnership's share of equity             $       167,921     $       266,658
                                          ===============     ===============

                                             Year Ended           Year Ended
                                         December 31, 1998    December 31, 1997
                                         -----------------    -----------------

Net income                                $       227,057     $       201,175
                                          ===============     ===============

Partnership's share of net income         $        18,914     $        16,758
                                          ===============     ===============

Distributions                             $     3,380,904     $       -
                                          ===============     ===============

Partnership's share of distributions      $       281,629     $       -
                                          ===============     ===============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by the Partnership for $3,801,108.

     Information as to the financial position of ICON BF as of December 31, 1998 is summarized below:

                                               December 31, 1998

        Assets                                  $    23,620,702
                                                ===============

        Liabilities                             $    12,228,713
                                                ===============

        Equity                                  $    11,391,989
                                                ===============

        Partnership's share of equity           $        56,960
                                                ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     There was no income statement impact of the joint venture in 1998 as the joint venture was formed at the end of the year.

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                              Finance
                    Year      Leases      Financings       Total
                    ----      ------      ----------       -----
                    1999   $ 7,394,930   $ 1,511,544   $ 8,906,474
                    2000     4,476,283     1,274,933     5,751,216
                    2001     1,152,141     1,456,701     2,608,842
                    2002       484,053     1,180,037     1,664,090
              Thereafter          --           8,575         8,575
                           -----------   -----------   -----------

                           $13,507,407   $ 5,431,790   $18,939,197
                           ===========   ===========   ===========

6.   Investment in Operating Leases

     The investment in operating lease at December 31, 1998, 1997 and 1996 consisted of the following:

                                                 1998            1997            1996
                                                 ----            ----            ----

Equipment cost, beginning of year ........   $ 19,100,646    $ 19,371,603    $ 19,371,603

End of lease settlement proceeds .........           --          (270,957)           --
                                             ------------    ------------    ------------

Equipment cost, end of year ..............     19,100,646      19,100,646      19,371,603
                                             ------------    ------------    ------------

Accumulated depreciation,
  beginning of year ......................     (2,230,411)     (1,485,136)       (636,487)

Depreciation .............................       (736,793)       (745,275)       (848,649)
                                             ------------    ------------    ------------

Accumulated depreciation, end of year ....     (2,967,204)     (2,230,411)     (1,485,136)
                                             ------------    ------------    ------------

Initial direct costs, net of accumulated
  amortization, end of year ..............           --              --            47,945
                                             ------------    ------------    ------------

Investment in operating lease, end of year   $ 16,133,442    $ 16,870,235    $ 17,934,412
                                             ============    ============    ============

     The investment in an operating lease consists of one asset owned by ICON Cash Flow LLC II, a joint venture owned by the Partnership and Series E. In June 1997 ICON Cash Flow LLC II released the aircraft (formally on lease to Alaska Airlines, Inc.) to Aero Mexico. The new lease is an operating lease which expires in September 2002. (See Note 4 for additional information relating to the joint venture.)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                 Finance
                                 Leases     Financings      Total
                                 -------    ----------      -----
Balance at December 31, 1995   $ 361,941    $  43,200    $ 405,141

    Accounts written-off ...    (424,699)    (275,522)    (700,221)
    Recoveries on accounts
      previously written-off      43,905         --         43,905
    Provision ..............     504,480      245,520      750,000
                               ---------    ---------    ---------

Balance at December 31, 1996     485,627       13,198      498,825

    Accounts written-off ...    (468,020)    (107,375)    (575,395)
    Recoveries on accounts
      previously written-off       9,239         --          9,239
    Provision ..............      83,274      100,000      183,274
                               ---------    ---------    ---------

Balance at December 31, 1997     110,120        5,823      115,943

    Accounts written-off ...     (16,454)     (61,448)     (77,902)
    Recoveries on accounts
      previously written-off     165,724       24,300      190,024
    Provision ..............      11,919       41,078       52,997
                               ---------    ---------    ---------

Balance at December 31, 1998   $ 271,309    $   9,753    $ 281,062
                               =========    =========    =========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Notes Payable

     Notes payable consists of the following: (1) notes payable non-recourse, which is being paid directly to the lenders by the lessees and (2) notes payable non-recourse-secured financing, which is being paid from collections on lease receivable transactions. These notes bear interest at rates ranging from 5.18% to 10.75% and mature as follows:

                                     Notes Payable
                    Notes Payable     Non-Recourse
                    Non-Recourse   Secured Financing      Total
                    ------------   -----------------      -----
             1999   $ 6,703,635      $   769,190      $ 7,472,825
             2000     6,213,925          118,625        6,332,550
             2001     2,827,772             --          2,827,772
             2002     6,728,142             --          6,728,142
             2003        18,026             --             18,026
                    -----------      -----------      -----------

                    $22,491,500      $   887,815      $23,379,315
                    ===========      ===========      ===========

     Included in the above are $131,299 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions. The notes are payable only to the extent residual values are realized. The realization of these residuals is expected to occur in 1999.

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                           Charged to
                                        Capitalized        Operations
                                        -----------        ----------
Acquisition fees ....................   $1,361,045         $     --
Management fees .....................         --            1,333,394
Administrative expense reimbursements         --              642,276
                                        ----------         ----------

Year ended December 31, 1996 ........   $1,361,045         $1,975,670
                                        ==========         ==========

Management fees .....................         --            1,092,714
Administrative expense reimbursements         --              547,382
                                        ----------         ----------

Year ended December 31, 1997 ........   $     --           $1,640,096
                                        ==========         ==========

Management fees .....................         --              969,546
Administrative expense reimbursements         --              485,391
                                        ----------         ----------

Year ended December 31, 1998 ........   $     --           $1,454,937
                                        ==========         ==========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The   Partnership  has  investments  in  five  joint  ventures  with  other
Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

10.  Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON Six Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON Six Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON Six Corp. As of December 31, 1998, there was no federal tax liability for ICON Six Corp.

11.  Commitments and Contingencies

     The Partnership entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these parties based on specified formulas. For the year ended December 31, 1998, the Partnership has not made any payments pursuant to such agreements.

12.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                 1998          1997           1996
                                                 ----          ----           ----

Net income (loss) per financial statements   $   467,639    $    35,620    $  (366,967)

Differences due to:
  Direct finance leases ..................     8,548,014      5,863,979      6,193,772
  Depreciation ...........................    (7,834,138)    (8,004,823)    (2,375,964)
  Provision for losses ...................        (8,554)        (8,554)        40,999
  Loss on sale of equipment ..............        50,639         50,639     (3,118,755)
  Other ..................................    (4,839,645)       908,774       (947,139)
                                             -----------    -----------    -----------

Partnership income (loss) for
 federal income tax purposes .............   $(3,616,045)   $(1,154,365)   $  (574,054)
                                             ===========    ===========    ===========

      As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $17,884,454 compared to the partners' capital accounts for federal income tax purposes of $19,039,349 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

Paul B. Weiss                President and Director

Thomas W. Martin             Executive Vice President and Director

Kevin F. Redmond             Chief Financial Officer

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1998, 1997 and 1996.

                                           Type of
      Entity          Capacity          Compensation        1998       1997        1996
      ------          --------          ------------        ----       ----        ----

ICON Capital Corp.  Manager           Acquisition fees  $     -     $      -    $1,361,045
ICON Capital Corp.  General Partner   Management fees      969,546   1,092,714   1,333,394
ICON Capital Corp.  General Partner   Admin. expense
                                        reimbursements     485,391     547,382     642,276
                                                        ----------  ----------  ----------

                                                        $1,454,937  $1,640,096  $3,336,715
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

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title                                                            Percent
   of Class                 Amount Beneficially Owned                 of Class
   --------                 -------------------------                 --------
General Partner    Represents initially a 1% and potentially a           100%
  Interest         10% interest in the Partnership's income, gain
                   and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions.

     See Note 4 for a discussion of the Partnership's related party investments in joint ventures.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     3. Exhibits - The following exhibits are incorporated herein by reference:

     (i)  Form of Dealer-Manager Agreement (Incorporated by reference to Exhibit
          1.1 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

     (ii) Form of Selling Dealer Agreement (Incorporated by reference to Exhibit
          1.2 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

     (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998


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

                                ICON CASH FLOW PARTNERS L.P. Six
                                File No. 33-36376 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date: March 31, 1999            /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 31, 1999            /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director


Date: March 31, 1999            /s/ Paul B. Weiss
                                ------------------------------------------------
                                Paul B. Weiss
                                President and Director


Date: March 31, 1999            /s/ Kevin F. Redmond
                                ------------------------------------------------
                                Kevin F. Redmond
                                Chief Financial Officer
                                (Principal Financial and Account Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.