Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 1999-05-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                              ----------------------   -------------------------

Commission File Number                           0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                 March 31,     December 31,
                                                                   1999            1998

       Assets

Cash .......................................................   $    526,724    $    125,260
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................     11,776,717      13,507,407
   Estimated unguaranteed residual values ..................     10,286,349      11,238,451
   Initial direct costs ....................................        223,606         275,189
   Unearned income .........................................     (2,849,291)     (3,371,116)
   Allowance for doubtful accounts .........................       (224,274)       (231,149)
                                                               ------------    ------------

                                                                 19,213,107      21,418,782
                                                               ------------    ------------
Investment in operating leases
   Equipment, at cost ......................................     19,100,646      19,100,646
   Accumulated depreciation ................................     (3,123,504)     (2,967,204)
                                                               ------------    ------------

                                                                 15,977,142      16,133,442
                                                               ------------    ------------

Investments in unconsolidated joint ventures ...............      1,748,775       1,803,243
                                                               ------------    ------------

Investment in financings
   Receivables due in installments .........................        680,962       5,431,790
   Initial direct costs ....................................          3,055           4,917
   Unearned income .........................................        (46,909)       (761,705)
   Allowance for doubtful accounts .........................        (49,913)        (49,913)
                                                               ------------    ------------

                                                                    587,195       4,625,089
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net      3,086,340            --
                                                               ------------    ------------

Other assets ...............................................        363,339         381,805
                                                               ------------    ------------

Total assets ...............................................   $ 41,502,622    $ 44,487,621
                                                               ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                   March 31,     December 31,
                                                                     1999            1998

       Liabilities and Partners' Equity

Notes payable - non-recourse .................................   $ 20,892,615    $ 22,491,500
Note payable - non-recourse - secured financing ..............        647,694         887,815
Security deposits and deferred credits .......................      2,193,292       2,571,642
Accounts payable - other .....................................        157,490         177,397
Minority interest in consolidated joint venture ..............         51,932          49,724
Accounts payable to General Partner and affiliates, net ......           --           425,089
                                                                 ------------    ------------

                                                                   23,943,023      26,603,167
                                                                 ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...........................................       (152,573)       (149,325)
   Limited partners (379,353.20 units outstanding, $100 per
     unit original issue price in 1999 and 1998, respectively)     17,712,172      18,033,779
                                                                 ------------    ------------

     Total partners' equity ..................................     17,559,599      17,884,454
                                                                 ------------    ------------

Total liabilities and partners' equity .......................   $ 41,502,622    $ 44,487,621
                                                                 ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 1999         1998
                                                                 ----         ----
Revenue

   Finance income ........................................   $  716,141   $  615,610
   Rental income .........................................      615,000      590,986
   Net gain on sales or remarketing
     of equipment ........................................      218,041       94,149
   Income from investments
     in unconsolidated joint ventures ....................      132,375      126,483
   Interest income and other .............................        6,913       59,511
   Income from leveraged lease, net ......................         --         95,696
                                                             ----------   ----------

   Total revenues ........................................    1,688,470    1,582,435
                                                             ----------   ----------

Expenses

   Interest ..............................................      460,253      588,261
   Management fees - General Partner .....................      163,360      254,169
   Depreciation ..........................................      156,300      159,480
   Administrative expense
     reimbursements - General Partner ....................       86,213      123,218
   General and administrative ............................       61,416       43,559
   Amortization of initial direct costs ..................       53,446      205,583
   Minority interest expense in consolidated joint venture        2,208        1,693
   Provision for bad debts ...............................         --        100,000
                                                             ----------   ----------

   Total expenses ........................................      983,196    1,475,963
                                                             ----------   ----------

Net income ...............................................   $  705,274   $  106,472
                                                             ==========   ==========

Net income allocable to:
   Limited partners ......................................   $  698,221   $  105,407
   General Partner .......................................        7,053        1,065
                                                             ----------   ----------

                                                             $  705,274   $  106,472
                                                             ==========   ==========
Weighted average number of limited
   partnership units outstanding .........................      379,353      380,379
                                                             ==========   ==========

Net income per weighted average
   limited partnership unit ..............................   $     1.84   $      .28
                                                             ==========   ==========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                                     Limited Partner Distributions

                                       Return of     Investment        Limited       General
                                        Capital        Income          Partners      Partner      Total
                                     (Per weighted average unit)

Balance at
   December 31, 1995                                                 $30,473,182   $ (26,369)  $30,446,813


Cash distributions
   to partners                          $10.75           $ -          (4,119,354)    (41,613)   (4,160,967)

Limited partnership units
   redeemed (728 units)                                                  (54,227)       -          (54,227)

Net loss                                                                (363,297)     (3,670)     (366,967)
                                                                     -----------   ---------   -----------

Balance at
   December 31, 1996                                                  25,936,304     (71,652)   25,864,652

Cash distributions
   to partners                          $10.66           $.09         (4,102,940)    (41,444)   (4,144,384)

Limited partnership units
   redeemed (2,186 units)                                               (150,550)        -        (150,550)

Net income                                                                35,264         356        35,620
                                                                     -----------   ---------   -----------

Balance at
   December 31, 1997                                                  21,718,078    (112,740)   21,605,338








                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                                  Limited Partner Distributions

                                      Return of  Investment       Limited      General
                                       Capital     Income         Partners     Partner       Total
                                   (Per weighted average unit)
Cash distributions
   to partners                          $9.53      $1.22        (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                       (62,073)        -         (62,073)

Net income                                                         462,963       4,676       467,639
                                                               -----------   ---------   -----------

Balance at
   December 31, 1998                                            18,033,779    (149,325)   17,884,454

Cash distributions
   to partners                          $ .85      $1.84        (1,019,828)    (10,301)   (1,030,129)

Net income                                                         698,221       7,053       705,274
                                                               -----------   ---------   -----------

Balance at
   March 31, 1999                                              $17,712,172   $(152,573)  $17,559,599
                                                               ===========   =========   ===========















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                1999           1998
                                                                                ----           ----

Cash flows from operating activities:
   Net income ...........................................................   $   705,274    $   106,472
                                                                            -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Rental income - paid directly to lenders by lessees ...............      (615,000)      (590,986)
      Interest expense on non-recourse financing paid directly by lessees       445,283        556,184
      Finance income portion of receivables paid directly
        to lenders by lessees ...........................................      (530,960)      (473,308)
      Provision for bad debts ...........................................          --          100,000
      Amortization of initial direct costs ..............................        53,446        205,583
      Income from investments in unconsolidated joint ventures ..........      (132,375)      (126,483)
      Depreciation ......................................................       156,300        159,480
      Income from leveraged lease, net ..................................          --          (95,696)
      Net gain on sales or remarketing of equipment .....................      (218,041)       (94,149)
      Change in operating assets and liabilities:
         Collection of principal - non-financed receivables .............     1,247,240        644,312
         Distributions received from unconsolidated joint ventures ......       204,547        176,034
         Minority interest in consolidated joint venture ................         2,208          1,693
         Accounts receivable from General Partner and affiliates, net ...       (11,351)          --
         Security deposits and deferred credits .........................      (378,350)       827,814
         Investments in unconsolidated joint ventures ...................       (17,704)       (31,808)
         Accounts payable - other .......................................       (19,907)       (40,636)
         Accounts payable to General Partner and affiliates, net ........      (425,089)       (18,603)
         Other, net .....................................................       (21,583)        (9,340)
                                                                            -----------    -----------

           Total adjustments ............................................      (261,336)     1,190,091
                                                                            -----------    -----------

        Net cash provided by operating activities .......................       443,938      1,296,563
                                                                            -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................................     1,227,776        530,118
   Equipment and receivables purchased ..................................          --         (190,413)
                                                                            -----------    -----------

         Net cash provided by (used in) investing activities ............     1,227,776        339,705
                                                                            -----------    -----------




                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                                              1999           1998
                                                              ----           ----

Cash flows from financing activities:
   Cash distributions to partners ....................    (1,030,129)    (1,032,601)
   Principal payments on non-recourse securitized debt      (240,121)      (326,247)
   Redemption of limited partnership units` ..........          --          (20,057)
                                                         -----------    -----------

         Net cash used in financing activities .......    (1,270,250)    (1,378,905)
                                                         -----------    -----------

Net increase in cash .................................       401,464        257,363

Cash at beginning of period ..........................       125,260      4,000,250
                                                         -----------    -----------

Cash at end of period ................................   $   526,724    $ 4,257,613
                                                         ===========    ===========



























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the three months ended March 31, 1999 and 1998, non-cash activities included the following:

                                                        1999           1998
                                                        ----           ----

Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees ...........................   $ 1,429,168    $ 2,028,592
Rental income assigned operating lease receivable       615,000        590,986
Principal and interest on non-recourse
   financing paid directly to lenders by lessees     (2,044,168)    (2,619,578)
                                                    -----------    -----------

                                                    $      --      $      --
                                                    ===========    ===========

      Interest expense of $460,253 and $588,261 for the three months ended March 31, 1999 and 1998 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $445,283 and $556,184, respectively, interest expense on non-recourse secured financing of $14,970 and $31,358, respectively, and other interest of $0 and $719, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.    Net Investment in Leveraged Lease

      In September 1996 the Partnership acquired, subject to a leveraged lease, the beneficial interest in an aircraft. In December 1998 the Partnership sold its interest in the aircraft to Airbus Industrie. The proceeds from the sale totaled $20,834,705 and were used to pay off the debt and a third party under a residual sharing agreement. The remaining proceeds were retained by the Partnership and the Partnership recognized an $884,876 gain on the sale of the beneficial interest.

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 and 1998 are as follows:

                             1999          1998
                             ----          ----

Management fees            $163,360      $254,169       Charged to operations

Administrative expense
  reimbursements             86,213       123,218       Charged to operations
                           --------      --------

Total                      $249,573      $377,387
                           ========      ========

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      The  Partnership  has  investments  in  five  joint  ventures  with  other
Partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the joint ventures.)

4.    Investment in Joint Ventures

      The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the three months ended March 31, 1999 is summarized below:

                                                         March 31, 1999
                                                         --------------
       Assets                                           $    17,151,209
                                                        ===============

       Liabilities                                      $    11,365,835
                                                        ===============

       Equity                                           $     5,785,374
                                                        ===============

       Partnership's share of equity                    $        57,854
                                                        ===============

                                                       Three Months Ended
                                                         March 31, 1999
                                                       ------------------
       Net income                                       $       206,989
                                                        ===============

       Partnership's share of net income                $         2,070
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 1999 is summarized below:

                                                        March 31, 1999
                                                        --------------
         Assets                                        $    27,759,198
                                                       ===============

         Liabilities                                   $    23,176,757
                                                       ===============

         Equity                                        $     4,582,441
                                                       ===============

         Partnership's share of equity                 $     1,462,562
                                                       ===============

                                                     Three Months Ended
                                                       March 31, 1999
                                                      ----------------
         Net income                                    $       315,487
                                                       ===============

         Partnership's share of net income             $        97,912
                                                       ===============

         Distributions                                 $       508,872
                                                       ===============

         Partnership's share of distributions          $       157,928
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 1999 is summarized below:

                                                  March 31, 1999
                                                  --------------
       Assets                                    $    37,443,824
                                                 ===============

       Liabilities                               $    35,136,630
                                                 ===============

       Equity                                    $     2,307,194
                                                 ===============

       Partnership's share of equity             $       192,189
                                                 ===============

                                                 Three Months Ended
                                                   March 31, 1999
                                                 ------------------
       Net income                                $       365,571
                                                 ===============

       Partnership's share of net income         $        30,452
                                                 ===============

       Distributions                             $       286,775
                                                 ===============

       Partnership's share of distributions      $        23,888
                                                 ===============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired the Partnership's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to the Partnership on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of the Partnership's investment, were distributed to the members of ICON BF in accordance with their ownership interests. The $3,097,637 is included on the Partnership's balance sheet in accounts receivable from General Partner and affiliates, net.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the three months ended March 31, 1999 is summarized below:

                                                   March 31, 1999

       Assets                                      $    25,365,163
                                                   ===============

       Liabilities                                 $    18,131,166
                                                   ===============

       Equity                                      $     7,233,997
                                                   ===============

       Partnership's share of equity               $        36,170
                                                   ===============

                                                 Three Months Ended
                                                   March 31, 1999

       Net income                                  $       388,238
                                                   ===============

       Partnership's share of net income           $         1,941
                                                   ===============

       Distributions                               $     4,546,230
                                                   ===============

       Partnership's share of distributions        $        22,731
                                                   ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures, financings and leveraged leases of 51%, 42%, 5%, 2% and 0% of total investments at March 31, 1999, respectively, and 53%, 35%, 4%, 4% and 4% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     For the three months ended March 31, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended March 31, 1998, the Partnership leased or financed additional equipment with an initial cost of $190,413 to 4 lessees or equipment users. At March 31, 1999 the weighted average remaining transaction term of the portfolio was 21 months.

     Revenues for the three months ended March 31, 1999 were $1,688,470 representing an increase of $106,035 or 7% from 1998. The increase in revenues was due to an increase in net gain on sales or remarketing of equipment of $123,892 or 132%, an increase in finance income of $100,531 or 16%, an increase in rental income of $24,014 or 4% and an increase in income from investments in unconsolidated joint ventures of $5,892 or 5%. These increases were partially offset by a decrease in income from leveraged leases of $95,696 or 100% and a decrease in interest income and other of $52,598 or 88%. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. Although the average size of the finance lease portfolio decreased from 1998 to 1999, finance income increased because finance income in 1999 included an adjustment related to a finance lease acquired in September 1998. Rental income increased due to increased rentals in 1999 as a result of the Partnership's revision of the operating lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") in April of 1998. The increase in income from equity investment in joint ventures was due to an increase in the average size of the finance lease portfolio of one of the underlying joint ventures, ICON Receivables 1997-B, from 1998 to 1999. The decrease in income from leveraged leases was a result of the Partnership's 1998 termination of its lease with Airbus Industrie. The decrease in interest income and other was primarily due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999.

     Expenses for the three months ended March 31, 1999 were $983,196 representing a decrease of $492,767 or 33%. The decrease in expenses was a result of a decrease in amortization of initial direct costs of $152,137 or 74%, a decrease in interest expense of $128,008 or 22%, a decrease in provision for bad debt taken of $100,000 or 100%, a decrease in management fees of $90,809 or 36%, a decrease in administrative expense reimbursements of $37,005 or 30%, and a decrease in depreciation expense of $3,180 or 2%. These decreases were partially offset by an increase in general and administrative expense of $17,857 or 41%. The decreases in amortization of initial direct costs, management fees and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased as a result of a decrease in the average debt outstanding from 1998 to 1999. As a result of an analysis of delinquency,

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the three months ended March 31, 1999. The increase in general and administrative expense was a result of increased professional fees incurred for the refinancing of the debt related to the Aero Mexico lease in April 1998 and increased printing and postage costs.

     Net income for the three months ended March 31, 1999 and 1998 was $705,274 and $106,472, respectively. The net income per weighted average limited partnership unit outstanding was $1.84 and $.28 for 1999 and 1998, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were net cash provided by operations of $443,938 and $1,296,563, respectively, and proceeds from sales of equipment of $1,227,776 and $530,118, respectively. These funds were used to fund cash distributions, to make payments on borrowings and to purchase equipment in 1998. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $1,019,828 and $1,022,275, respectively, of which $698,221 and $105,407 was investment income and $321,607 and $916,868 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75%, of which 7.36% and 1.11% was investment income and 3.39% and 9.64% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1999 and 1998 was $2.69 of which $1.84 and $.28 was investment income and $.85 and $2.41 was a return of capital, respectively.

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

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired the Partnership's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to the Partnership on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of the Partnership's investment, were distributed to the members of ICON BF in accordance with their ownership interests. The $3,097,637 is included on the Partnership's balance sheet in accounts receivable from General Partner and affiliates, net.

     As of March 31, 1998 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

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

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                   ICON Cash Flow Partners L. P. Six
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




May 14, 1999                       /s/ Kevin F. Redmond
------------                       ---------------------------------------------
    Date                           Kevin F. Redmond
                                   Chief Financial Officer
                                   (Principal financial and account officer of
                                   the General Partner of the Registrant)