Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 1999-08-13
CIK 910632

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           June 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------     ----------------------

Commission File Number                               0-28136
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

                                                       [ x ] Yes     [   ] No

`PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  June 30,     December 31,
                                                                    1999           1998

       Assets

Cash .......................................................   $  3,248,866    $    125,260
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................      9,734,485      13,507,407
   Estimated unguaranteed residual values ..................      9,591,136      11,238,451
   Initial direct costs ....................................        173,135         275,189
   Unearned income .........................................     (2,323,271)     (3,371,116)
   Allowance for doubtful accounts .........................       (216,570)       (231,149)
                                                               ------------    ------------

                                                                 16,958,915      21,418,782
Investment in operating leases
   Equipment, at cost ......................................     19,100,646      19,100,646
   Accumulated depreciation ................................     (3,279,804)     (2,967,204)
                                                               ------------    ------------

                                                                 15,820,842      16,133,442

Investments in unconsolidated joint ventures ...............      1,656,985       1,803,243
                                                               ------------    ------------

Investment in financings
   Receivables due in installments .........................        472,013       5,431,790
   Initial direct costs ....................................          1,682           4,917
   Unearned income .........................................        (32,572)       (761,705)
   Allowance for doubtful accounts .........................        (49,913)        (49,913)
                                                               ------------    ------------

                                                                    391,210       4,625,089
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net         37,154            --
                                                               ------------    ------------

Other assets ...............................................        338,203         381,805
                                                               ------------    ------------

Total assets ...............................................   $ 38,452,175    $ 44,487,621
                                                               ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                             June 30,      December 31,
                                                                              1999            1998

       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................................   $ 18,957,046    $ 22,491,500
Note payable - non-recourse - secured financing .......................        370,057         887,815
Security deposits and deferred credits and other payables .............      2,378,080       2,749,039
Minority interest in consolidated joint venture .......................         54,223          49,724
Accounts payable to General Partner and affiliates, net ...............           --           425,089
                                                                          ------------    ------------

                                                                            21,759,406      26,603,167
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................................       (161,242)       (149,325)
   Limited partners (379,353 and 379,353.20 units outstanding,
     $100 per unit original issue price in 1999 and 1998, respectively)     16,854,011      18,033,779
                                                                          ------------    ------------

     Total partners' equity ...........................................     16,692,769      17,884,454
                                                                          ------------    ------------

Total liabilities and partners' equity ................................   $ 38,452,175    $ 44,487,621
                                                                          ============    ============


















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months      For the Six Months
                                                Ended June 30,           Ended June 30,
                                              1999          1998       1999         1998
                                              ----          ----       ----         ----
Revenues

   Rental income ......................   $  615,000   $  615,000   $1,230,000   $1,205,986
   Finance income .....................      455,563      494,537    1,171,704    1,110,147
   Income from equity investment
     in joint ventures ................       26,039      196,445      158,414      322,928
   Income from leveraged lease, net ...         --         75,897         --        171,594
   Interest income and other ..........        4,154       57,013       11,067      116,523
   Net gain on sales or
     remarketing of equipment .........      102,812       34,082      320,853      128,231
                                          ----------   ----------   ----------   ----------

   Total revenues .....................    1,203,568    1,472,974    2,892,038    3,055,409
                                          ----------   ----------   ----------   ----------

Expenses

   Interest ...........................      410,673      555,836      870,926    1,144,097
   Depreciation .......................      156,299      267,400      312,599      426,880
   Management fees - General Partner ..      233,589      244,903      396,949      499,072
   Amortization of initial direct costs       51,855      127,321      105,301      332,904
   Administrative expense reimbursement
     - General Partner ................      112,913      126,799      199,126      250,017
   General and administrative .........       72,641      119,117      134,057      162,676
   Provision for bad debts ............         --         25,000         --        125,000
   Minority interest in joint venture .        2,290         --          4,498        1,693
                                          ----------   ----------   ----------   ----------

   Total expenses .....................    1,040,260    1,466,376    2,023,456    2,942,339
                                          ----------   ----------   ----------   ----------

Net income (loss) .....................   $  163,308   $    6,598   $  868,582   $  113,070
                                          ==========   ==========   ==========   ==========

Net income (loss) allocable to:
   Limited partners ...................   $  161,675   $    6,532      859,896   $  111,939
   General Partner ....................        1,633           66        8,686        1,131
                                          ----------   ----------   ----------   ----------

                                          $  163,308   $    6,598   $  868,582   $  113,070
                                          ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ......      379,353      380,111      379,353      380,245
                                          ==========   ==========   ==========   ==========

Net income (loss) per weighted average
   limited partnership unit ...........   $      .43   $      .02   $     2.27   $      .29
                                          ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                                   Limited Partner Distributions

                                    Return of      Investment      Limited      General
                                     Capital         Income        Partners     Partner       Total
                                   (Per weighted average unit)
Balance at
   December 31, 1997                                             $21,718,078   $(112,740)  $21,605,338

Cash distributions
   to partners                      $  9.53       $   1.22        (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                         (62,073)        -         (62,073)

Net income                                                           462,963       4,676       467,639
                                                                 -----------   ---------   -----------

Balance at
   December 31, 1998                                              18,033,779    (149,325)   17,884,454

Cash distributions
   to partners                      $  3.11       $   2.27        (2,039,664)    (20,603)   (2,060,267)

Net income                                                           859,896       8,686       868,582
                                                                 -----------   ---------   -----------

Balance at
   June 30, 1999                                                 $16,854,011   $(161,242)  $16,692,769
                                                                 ===========   =========   ===========












See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                1999           1998
                                                                                ----           ----

Cash flows from operating activities:
   Net income ...........................................................   $   868,582    $   113,070
                                                                            -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ......................................................       312,599        426,880
      Provision for bad debts ...........................................          --          125,000
      Rental income - paid directly to lenders by lessees ...............    (1,230,000)    (1,205,986)
      Interest expense on non-recourse financing paid directly by lessees       846,647      1,078,835
      Interest expense accrued on notes payable-non-recourse
        - secured financing .............................................           995           --
      Finance income portion of receivables paid directly
        to lenders by lessees ...........................................      (930,622)      (910,220)
      Amortization of initial direct costs ..............................       105,301        332,904
      Income from investments in unconsolidated joint ventures ..........      (158,414)      (322,928)
      Income from leveraged lease, net ..................................          --         (171,594)
      Net gain on sales or remarketing of equipment .....................      (320,853)      (128,231)
      Change in operating assets and liabilities:
         Collection of principal - non-financed receivables .............     1,555,605      1,218,292
         Distributions received from unconsolidated joint ventures ......       432,363        253,651
         Investments in unconsolidated joint ventures ...................       (33,960)      (184,181)
         Accounts receivable from General Partner and affiliates, net ...       (37,154)          --
         Accounts payable to General Partner and affiliates, net ........      (425,089)       (51,323)
         Security deposits and deferred credits and other payables ......      (370,959)       812,094
         Minority interest in consolidated joint venture ................         4,499          1,693
         Other, net .....................................................        78,872        (84,332)
                                                                            -----------    -----------

           Total adjustments ............................................      (170,170)     1,190,554
                                                                            -----------    -----------

        Net cash provided by operating activities .......................       698,412      1,303,624
                                                                            -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................................     5,004,214      1,166,308
   Equipment and receivables purchased ..................................          --         (190,413)
                                                                            -----------    -----------

         Net cash provided by (used in) investing activities ............     5,004,214        975,895
                                                                            -----------    -----------




                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                                              1999           1998
                                                              ----           ----

Cash flows from financing activities:
   Cash distributions to partners ....................    (2,060,267)    (2,064,470)
   Principal payments on non-recourse securitized debt      (518,753)      (731,261)
   Redemption of limited partnership units ...........          --          (21,404)
                                                         -----------    -----------

         Net cash used in financing activities .......    (2,579,020)    (2,817,135)
                                                         -----------    -----------

Net increase (decrease) in cash ......................     3,123,606       (537,616)

Cash at beginning of period ..........................       125,260      4,000,250
                                                         -----------    -----------

Cash at end of period ................................   $ 3,248,866    $ 3,462,634
                                                         ===========    ===========



























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the six months ended June 30, 1999 and 1998, non-cash activities included the following:

                                                           1999         1998
                                                           ----         ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees     $ 2,631,252  $ 3,654,050
Rental income assigned operating lease receivable .      1,230,000    1,205,986
Principal and interest on non-recourse
   financing paid directly to lenders by lessees ..     (3,861,252)  (4,860,036)

Decrease in investments in finance leases and
   financings due to contribution to joint ventures        (93,731)        --
Increase in equity investment in joint ventures ...         93,731         --
                                                       -----------  -----------

                                                       $       --   $      --
                                                       ===========  ===========

      Interest expense of $870,926 and $1,144,097 for the six months ended June 30, 1999 and 1998 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $846,647 and $1,078,835, respectively, interest expense on notes payable - non-recourse - secured financing of $24,279 and $63,832, respectively, and other interest of $0 and $1,430, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 and 1998 are as follows:

                               1999           1998
                               ----           ----

Management fees              $396,949      $499,072    Charged to operations

Administrative expense
  reimbursements              199,126       250,017    Charged to operations
                             --------      --------

Total                        $596,075      $749,089
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the six months ended June 30, 1999 is summarized below:

                                                         June 30, 1999

      Assets                                              $17,004,406
                                                          ===========

      Liabilities                                         $11,003,898
                                                          ===========

      Equity                                              $ 6,000,508
                                                          ===========

      Partnership's share of equity                       $    60,005
                                                          ===========

                                                        Six Months Ended
                                                         June 30, 1999

      Net income                                          $  422,123
                                                          ==========

      Partnership's share of net income                   $    4,221
                                                          ==========

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1999 is summarized below:

                                                          June 30, 1999

         Assets                                            $23,781,936
                                                           ===========

         Liabilities                                       $19,546,193
                                                           ===========

         Equity                                            $ 4,235,743
                                                           ===========

         Partnership's share of equity                     $ 1,353,449
                                                           ===========

                                                        Six Months Ended
                                                          June 30, 1999

         Net income                                        $   331,975
                                                           ===========

         Partnership's share of net income                 $   103,051
                                                           ===========

         Distributions                                     $ 1,192,722
                                                           ===========

         Partnership's share of distributions              $   370,161
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 1999 is summarized below:

                                                     June 30, 1999

             Assets                                  $ 34,538,412
                                                     ============

             Liabilities                             $(32,067,872)
                                                     ============

             Equity                                  $  2,470,630
                                                     ============

             Partnership's share of equity           $    205,803
                                                     ============

                                                   Six Months Ended
                                                     June 30, 1999

             Net income                              $    571,948
                                                     ============

             Partnership's share of net income       $     47,643
                                                     ============

             Distributions                           $    473,835
                                                     ============

             Partnership's share of distributions    $     39,471
                                                     ============

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of ICON BF as of and for the six months ended June 30, 1999 is summarized below:

                                                     June 30, 1999

          Assets                                      $26,061,621
                                                      ===========

          Liabilities                                 $18,516,096
                                                      ===========

          Equity                                      $ 7,545,525
                                                      ===========

          Partnership's share of equity               $    37,728
                                                      ===========

                                                   Six Months Ended
                                                     June 30, 1999

          Net income                                  $   699,768
                                                      ===========

          Partnership's share of net income           $     3,499
                                                      ===========

          Distributions                               $ 4,546,230
                                                      ===========

          Partnership's share of distributions        $    22,731
                                                      ===========

5.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at June 30, 1999 and 1998 include $571,915 and $957,231, respectively, of proceeds received on residuals, which will be applied upon final remaketing of the related equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures, financings and leveraged leases of 49%, 45%, 5%, 1% and 0% of total investments at June 30, 1999, respectively, and 51%, 37%, 5%, 3% and 4% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

      For the three months ended June 30, 1999 and 1998 the Partnership did not enter into any new leases or financing agreements. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 20 months.

      Revenues for the three months ended June 30, 1999 were $1,203,568 representing a decrease of $269,406 or 18% from 1998. The decrease in revenues was due to a decrease in income from investment in unconsolidated joint ventures of $170,406 or 87%, a decrease in income from leveraged lease, net of $75,897 or 100%, a decrease in interest income and other of $52,859 or 93% and a decrease in finance income of $38,974 or 8%. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $68,730 or 202%. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures. The decrease in income from leveraged leases was a result of the Partnership's 1998 termination of its lease with Airbus Industrie. The decrease in interest income and other was primarily due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value.

      Expenses for the three months ended June 30, 1999 were $1,040,260 representing a decrease of $426,116 or 29% from 1998. The decrease in expenses was a result of a decrease in interest expense of $145,163 or 26%, a decrease in depreciation expense of $111,101 or 42%, a decrease in amortization of initial direct costs of $75,466 or 59%, a decrease in general and administrative expenses of $46,476 or 39%, a decrease in provision for bad debt of $25,000 or 100%, a decrease in administrative expense reimbursements of $13,886 or 11% and a decrease in management fees of $11,314 or 5%. These decreases were partially offset by an increase in minority interest expense in consolidated joint venture of $2,290. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in amortization of initial direct costs, general and administrative expense, administrative expense reimbursements and management fees were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the three months ended June 30, 1999.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

      Net income for the three  months ended June 30, 1999 and 1998 was $163,308
and  $6,598,   respectively.   The  net  income  per  weighted  average  limited
partnership unit outstanding was $.43 and $.02 for 1999 and 1998, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

      For the six months ended June 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the six months ended June 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $190,413 to 4 lessees or equipment users. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 20 months.

      Revenues for the six months ended June 30, 1999 were $2,892,038, representing a decrease of $163,371 or 5%. The decrease in revenues was due to a decrease in income from equity investment in joint ventures of $164,514 or 51%, a decrease in income from leveraged lease, net of $171,594 or 100% and a decrease in interest income and other of $105,456 or 91%. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $192,622 or 150%, an increase in finance income of $61,557 or 6% and an increase in rental income of $24,014 or 2%. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the six months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures. The decrease in income from leveraged leases was a result of the Partnership's 1998 termination of its lease with Airbus Industrie. The decrease in interest income and other was primarily due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. Although the average size of the finance lease portfolio decreased from 1998 to 1999, finance income increased because finance income in the first quarter of 1999 included an adjustment related to a finance lease acquired in September 1998. Rental income increased due to increased rentals in 1999 as a result of the Partnership's revision of the operating lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") in April of 1998.

      Expenses for the six months ended June 30, 1999 were $2,023,456 representing a decrease of $918,883 or 31%. The decrease in expenses was due to a decrease in interest expense of $273,171 or 24%, a decrease in amortization of initial direct costs of $227,603 or 68%, a decrease in provision for bad debt of $125,000 or 100%, a decrease in depreciation of $114,281 or 27%, a decrease in management fees of $102,123 or 20%, a decrease in administrative expense reimbursement of $50,891 or 20% and a decrease in general and administrative expenses of $28,619 or 18%. These decreases were partially offset by an increase in minority interest in consolidated joint venture of $2,805 or 166%. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the six months ended June 30, 1999.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

      Net income for the six months ended June 30, 1999 and 1998 was $868,582 and $113,070, respectively. The net income per weighted average limited partnership unit outstanding was $2.27 and $.29 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were net cash provided by operations of $698,412 and $1,303,624, respectively, and proceeds from sales of equipment financings of $5,004,214 and $1,166,308, respectively. These funds were used to fund cash distributions, to make payments on borrowings and to purchase equipment in 1998. The Partnership intends to fund cash distributions utilizing cash provided by operations and to purchase additional equipment utilizing proceeds from sales of equipment.

      Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $2,039,664 and $2,043,825, respectively, of which $859,896 and $111,939 was investment income and $1,179,768 and $1,931,886 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% in 1999 and 1998, of which 4.53% and .59% was investment income and 6.22% and 10.16% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1999 and 1998 was $5.38, of which $2.27 and $.29 was investment income and $3.11 and $5.09 was a return of capital, respectively.

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

      As of June 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                                ICON Cash Flow Partners L. P. Six
                                File No. 33-36376 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




August 12, 1999                 /s/ Patricia A. Walsh
---------------                 ------------------------------------------
    Date                        Patricia A. Walsh
                                Vice President and Controller
                                (Principal financial and account officer of
                                the General Partner of the Registrant)