Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 1999-11-12
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 1999
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                               September 30,   December 31,
                                                                   1999            1998
                                                               ------------    -----------
       Assets

Cash .......................................................   $  2,845,716    $    125,260
                                                               ------------    ------------

Investment in operating leases
   Equipment, at cost ......................................     19,100,646      19,100,646
   Accumulated depreciation ................................     (3,436,104)     (2,967,204)
                                                               ------------    ------------

                                                                 15,664,542      16,133,442
                                                               ------------    ------------
Investment in finance leases
   Minimum rents receivable ................................      8,031,472      13,507,407
   Estimated unguaranteed residual values ..................      9,228,742      11,238,451
   Initial direct costs ....................................        135,723         275,189
   Unearned income .........................................     (1,911,186)     (3,371,116)
   Allowance for doubtful accounts .........................       (266,620)       (231,149)
                                                               ------------    ------------

                                                                 15,218,131      21,418,782
                                                               ------------    ------------
Investments in unconsolidated joint ventures ...............      1,572,540       1,803,243
                                                               ------------    ------------

Investment in financings
   Receivables due in installments .........................        288,953       5,431,790
   Initial direct costs ....................................            970           4,917
   Unearned income .........................................        (18,667)       (761,705)
   Allowance for doubtful accounts .........................        (49,913)        (49,913)
                                                               ------------    ------------

                                                                    221,343       4,625,089
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net        162,250            --
                                                               ------------    ------------

Other assets ...............................................        313,064         381,805
                                                               ------------    ------------

Total assets ...............................................   $ 35,997,586    $ 44,487,621
                                                               ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                          September 30,   December 31,
                                                                              1999           1998
                                                                          ------------    -----------
       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................................   $ 17,455,614    $ 22,491,500
Note payable - non-recourse - secured financing .......................        210,377         887,815
Security deposits, deferred credits and other payables ................      2,409,249       2,749,039
Minority interest in consolidated joint venture .......................         56,598          49,724
Accounts payable to General Partner and affiliates, net ...............           --           425,089
                                                                          ------------    ------------

                                                                            20,131,838      26,603,167
                                                                          ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................................       (169,141)       (149,325)
   Limited partners (378,368 and 379,353.20 units outstanding,
     $100 per unit original issue price in 1999 and 1998, respectively)     16,034,889      18,033,779
                                                                          ------------    ------------

     Total partners' equity ...........................................     15,865,748      17,884,454
                                                                          ------------    ------------

Total liabilities and partners' equity ................................   $ 35,997,586    $ 44,487,621
                                                                          ============    ============


















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                            For the Three Months          For the Nine Months
                                             Ended September 30,          Ended September 30,
                                              1999         1998            1999         1998
                                              ----         ----            ----         ----
Revenues

   Rental income ......................   $   615,000   $   615,000    $ 1,845,000   $ 1,820,986
   Finance income .....................       409,867       515,474      1,581,571     1,683,042
   Income (loss) from investment
     in unconsolidated joint ventures .        25,184       (66,304)       183,598       256,624
   Income from leveraged lease, net ...          --          67,103           --         181,275
   Interest income and other ..........        31,612        40,815         42,679       157,339
   Net gain on sales of equipment .....        23,877        88,305        344,730       216,536
                                          -----------   -----------    -----------   -----------

   Total revenues .....................     1,105,540     1,260,393      3,997,578     4,315,802
                                          -----------   -----------    -----------   -----------

Expenses

   Interest ...........................       373,277       536,643      1,244,203     1,680,740
   Depreciation .......................       156,301       175,490        468,900       484,022
   Management fees - General Partner ..       138,586       239,244        535,535       738,316
   Amortization of initial direct costs        38,112       137,398        143,413       470,302
   Administrative expense reimbursement
     - General Partner ................        74,057       120,028        273,183       370,045
   General and administrative .........        83,158        53,222        217,215       215,898
   Provision for bad debts ............          --         (47,004)          --          77,996
   Minority interest in joint venture .         2,376         3,896          6,874         5,589
                                          -----------   -----------    -----------   -----------

   Total expenses .....................       865,867     1,218,917      2,889,323     4,042,908
                                          -----------   -----------    -----------   -----------

Net income (loss) .....................   $   239,673   $    41,476    $ 1,108,255   $   272,894
                                          ===========   ===========    ===========   ===========

Net income (loss) allocable to:
   Limited partners ...................   $   237,276   $    41,061      1,097,172   $   270,165
   General Partner ....................         2,397           415         11,083         2,729
                                          -----------   -----------    -----------   -----------

                                          $   239,673   $    41,476    $ 1,108,255   $   272,894
                                          ===========   ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding ......       378,859       380,102        379,187       380,197
                                          ===========   ===========    ===========   ===========

Net income (loss) per weighted average
   limited partnership unit ...........   $       .63   $       .11    $      2.89   $       .71
                                          ===========   ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                                Limited Partner Distributions
                                -----------------------------
                                   Return of     Investment     Limited       General
                                    Capital        Income       Partners      Partner      Total
                                   ---------     ----------     --------      -------      -----
                                 (Per weighted average unit)

Balance at
   December 31, 1997                                          $21,718,078   $(112,740)  $21,605,338

Cash distributions
   to partners                      $9.53          $1.22       (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                      (62,073)        -         (62,073)

Net income                                                        462,963       4,676       467,639
                                                              -----------   ---------   -----------

Balance at
   December 31, 1998                                           18,033,779    (149,325)   17,884,454

Cash distributions
   to partners                      $5.17          $2.89       (3,058,578)    (30,899)   (3,089,477)

Limited partnership units
   redeemed (984.73 units)                                        (37,484)        -         (37,484)

Net income                                                      1,097,172      11,083     1,108,255
                                                              -----------   ---------   -----------
Balance at
   September 30, 1999                                         $16,034,889   $(169,141)  $15,865,748
                                                              ===========   =========   ===========









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                                1999           1998
                                                                                ----           ----

Cash flows from operating activities:
   Net income ...........................................................   $ 1,108,255    $   272,894
                                                                            -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ......................................................       468,900        484,022
      Provision for bad debts ...........................................          --           77,996
      Rental income - paid directly to lenders by lessees ...............    (1,845,000)    (1,820,986)
      Interest expense on non-recourse financing paid directly by lessees     1,212,612      1,574,789
      Finance income portion of receivables paid directly
        to lenders by lessees ...........................................    (1,297,365)    (1,329,362)
      Amortization of initial direct costs ..............................       143,413        470,302
      Income from investments in unconsolidated joint ventures ..........      (183,598)      (256,624)
      Income from leveraged lease, net ..................................          --         (181,275)
      Net gain on sales or remarketing of equipment .....................      (344,730)      (216,536)
      Change in operating assets and liabilities:
         Collection of principal - non-financed receivables .............     1,982,792      1,792,962
         Distributions received from unconsolidated joint ventures ......       574,496        431,365
         Cash investments in unconsolidated joint ventures, net .........        37,431       (250,757)
         Accounts receivable from General Partner and affiliates, net ...      (162,250)
         Accounts payable to General Partner and affiliates, net ........      (425,089)        (3,747)
         Security deposits and deferred credits and other payables ......      (339,790)       437,154
         Minority interest in consolidated joint venture ................         6,874          5,589
         Other, net .....................................................        93,906         39,527
                                                                            -----------    -----------

           Total adjustments ............................................       (77,398)     1,254,419
                                                                            -----------    -----------

        Net cash provided by operating activities .......................     1,030,857      1,527,313
                                                                            -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................................     5,493,998      2,215,516
   Equipment and receivables purchased ..................................          --       (2,268,072)
                                                                            -----------    -----------

         Net cash provided by (used in) investing activities ............     5,493,998        (52,556)
                                                                            -----------    -----------


                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                                             1999          1998
                                                             ----          ----
Cash flows from financing activities:
   Cash distributions to partners ....................    (3,089,477)    (3,096,316)
   Principal payments on non-recourse securitized debt      (677,438)    (1,066,051)
   Redemption of limited partnership units ...........       (37,484)       (62,074)
                                                         -----------    -----------

         Net cash used in financing activities .......    (3,804,399)    (4,224,441)
                                                         -----------    -----------

Net increase (decrease) in cash ......................     2,720,456     (2,749,684)

Cash at beginning of period ..........................       125,260      4,000,250
                                                         -----------    -----------

Cash at end of period ................................   $ 2,845,716    $ 1,250,566
                                                         ===========    ===========



























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the nine months ended September 30, 1999 and 1998, non-cash activities included the following:

                                                                 1999           1998
                                                                 ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees .......   $ 3,882,631    $ 4,932,433
Rental income assigned operating lease receivable ........     1,845,000      1,820,986
Principal and interest on non-recourse
   financing paid directly to lenders by lessees .........    (5,727,631)    (6,753,419)

Fair value of equipment and receivables purchased for
   debt and payables .....................................          --         (554,531)
Non-recourse notes payable assumed in purchase price .....          --          526,499
Accounts payable - equipment .............................          --           28,032

Decrease in investments in finance leases and
   financings due to contribution to joint ventures ......      (197,626)          --
Increase in equity investment in joint ventures ..........       197,626           --

Increase in security deposits and deferred credits .......         1,017           --
Decrease in notes payable non-recourse due to terminations        (1,017)
                                                             -----------    -----------

                                                             $      --      $      --
                                                             ===========    ===========

      Interest expense of $1,244,203 and $1,680,740 for the nine months ended September 30, 1999 and 1998 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,212,612 and $1,574,789, respectively, interest expense on notes payable - non-recourse - secured financing of $31,591 and $103,825, respectively, and other interest of $0 and $2,126, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

2.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 985 and 465 limited partnership units during the nine months ended September 30, 1999 and 1998, respectively. The redemption amount was calculated following the specified redemption formula in the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

3.    Net Investment in Leveraged Lease

      In September 1996 the Partnership acquired, subject to a leveraged lease, the beneficial interest in an aircraft. In December 1998 the Partnership sold the beneficial interest to Airbus Industrie. The proceeds from the sale totaled $20,834,705 and were used to pay off the debt and a third party under a residual sharing agreement. The remaining proceeds were retained by the Partnership and the Partnership recognized an $884,876 gain on the sale of the beneficial interest.

4.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1999 and 1998 are as follows:

                               1999           1998
                               ----           ----

Management fees              $535,535      $  738,316    Charged to operations

Administrative expense
  reimbursements              273,183         370,045    Charged to operations
                             --------      ----------

Total                        $808,718      $1,108,361
                             ========      ==========

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      The Partnership has investments in five joint ventures with affiliates. (See Note 5 for additional information relating to the joint ventures.)

5.    Investments in Joint Ventures

      The Partnership has investments in five joint ventures with affiliates for the purpose of acquiring and managing various assets.

     AIC Trust

     In July 1999 the Partnership, ICON Income Fund Eight A L.P. ("Fund Eight") and ICON Cash Flow Partners L. P. Seven ("L. P. Seven") formed a joint venture, ("AIC Trust"), for the purpose of managing a portfolio of lease assets. Profit, losses, excess cash and disposition proceeds are allocated based on the Partnership's interest in the venture. The Partnership has acquired a 0% interest in the venture during the quarter ending September 30, 1999.

     ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L. P., Series C ("Series C"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108. On March 30, 1999, ICON BF exercised its right to acquire the Partnership's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and simultaneously financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to the Partnership on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of the Partnership's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of ICON BF as of and for the nine months ended September 30, 1999 is summarized below:

                                                   September 30, 1999

           Assets                                      $26,362,449
                                                       ===========

           Liabilities                                 $18,479,556
                                                       ===========

           Equity                                      $ 7,882,893
                                                       ===========

           Partnership's share of equity               $    39,414
                                                       ===========

                                                   Nine Months Ended
                                                   September 30, 1999

           Net income                                  $1,037,134
                                                       ==========

           Partnership's share of net income           $    5,186
                                                       ==========

           Distributions                               $4,546,230
                                                       ==========

           Partnership's share of distributions        $   22,731
                                                       ==========
      ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, ICON Cash Flow Partners, L. P., Series E ("Series E") and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed cash and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $250,000 in 1997 and $163,978 in 1998. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from a lender (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses, contribution and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 1999 is summarized below:

                                               September 30, 1999

        Assets                                     $31,270,536
                                                   ===========

        Liabilities                                $29,507,730
                                                   ===========

        Equity                                     $ 1,762,806
                                                   ===========

        Partnership's share of equity              $   146,842
                                                   ===========

                                                Nine Months Ended
                                                September 30, 1999

        Net income                                   $(30,394)
                                                     ========

        Partnership's share of net income            $ (2,532)
                                                     ========

        Distributions                                $582,432
                                                     ========

        Partnership's share of distributions         $ 48,517
                                                     ========

      ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses, contributions and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1999 is summarized below:

                                                September 30, 1999

         Assets                                    $21,011,645
                                                   ===========

         Liabilities                               $16,870,651
                                                   ===========

         Equity                                    $ 4,140,993
                                                   ===========

         Partnership's share of equity             $ 1,324,044
                                                   ===========

                                                Nine Months Ended
                                                September 30, 1999

         Net income                                 $  562,160
                                                    ==========

         Partnership's share of net income          $  174,488
                                                    ==========

         Distributions                              $1,621,550
                                                    ==========

         Partnership's share of distributions       $  503,248
                                                    ==========

      ICON Cash Flow Partners L.L.C. II

      In March 1995 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which is currently subject to an operating lease with Aerovias de Mexico, S. A. de C. V. ("Aeromexico") through October 2002. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. Profits, losses, excess cash and disposition proceeds are allocated 99% to the
Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II released the aircraft to Aeromexico. The new lease is an operating lease which expires in September 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      ICON Cash Flow Partners L.L.C. I

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which is currently subject to an operating lease with Aeromexico through October 2002. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method.

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the nine months ended September 30, 1999 is summarized below:

                                                  September 30, 1999

            Assets                                   $16,857,604
                                                     ===========

            Liabilities                              $10,633,627
                                                     ===========

            Equity                                   $ 6,223,977
                                                     ===========

            Partnership's share of equity            $    62,240
                                                     ===========

                                                  Nine Months Ended
                                                  September 30, 1999

            Net income                                $645,591
                                                      ========

            Partnership's share of net income         $  6,456
                                                      ========

6.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at September 30, 1999 and 1998 include $635,723 and $654,805, respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in operating leases, finance leases, investments in unconsolidated joint ventures, financings and leveraged leases of 47%, 47%, 5%, 1% and 0% of total investments at September 30, 1999, respectively, and 36%, 52%, 5%, 3% and 4% of total investments at September 30, 1998, respectively.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

     For the three months ended September 30, 1999 and 1998 the Partnership did not enter into any new leases or financing agreements.

      Revenues for the three months ended September 30, 1999 were $1,105,540 representing a decrease of $154,853 or 12% from 1998. The decrease in revenues was due to a decrease in finance income of $105,607 or 20%, a decrease in income from leveraged lease, net of $67,103 or 100%, a decrease in net gain on sales of equipment of $64,428 or 73% and a decrease in interest income and other of $9,203 or 23%. These decreases were partially offset by income from investment in unconsolidated joint ventures of $25,184 for the three months ended September 30, 1999 compared to the a loss from investment in unconsolidated joint ventures of $66,304 for the three months ended September 30, 1998. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in income from leveraged leases was a result of the Partnership's 1998 termination of its lease with Airbus Industrie. The decrease in net gain on sales of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in interest income and other was due to a decrease in late charge income. For the three months ended September 30, 1999, the Partnership did not record any loss provision for 1997-A and the Partnership earned income from investments in unconsolidated joint ventures. ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $600,000 for the three months ended September 30, 1998 resulting in a loss to the Partnership from investments in unconsolidated joint ventures for that period.

     Expenses for the three months ended September 30, 1999 were $865,867 representing a decrease of $353,050 or 29% from 1998. The decrease in expenses was a result of a decrease in interest expense of $163,366 or 30%, a decrease in management fees of $100,658 or 42%, a decrease in amortization of initial direct costs of $99,286 or 72%, a decrease in administrative expense reimbursements of $45,971 or 38%, and a decrease in depreciation expense of $19,189 or 11%. These decreases were partially offset by an increase in general and administrative expense of $29,936 or 56%. The reversal in the provision for bad debt reduced expenses by $47,004 in 1998; the provison for bad debt did not change in the current quarter. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in management fees, amortization of initial direct costs, administrative expense reimbursements and depreciation were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership recorded a reversal of the provision for bad debt for the three months ended September 30, 1998 and recorded no provision for the three months ended September 30, 1999. The increase in general and administrative expense was due to an increase in professional fees.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

      Net income for the three months ended September 30, 1999 and 1998 was $239,673 and $41,476, respectively. The net income per weighted average limited partnership unit outstanding was $.63 and .11 for 1999 and 1998, respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

      For the nine months ended September 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the nine months ended September 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $2,822,604 to 4 lessees.

      Revenues for the nine months ended September 30, 1999 were $3,997,578, representing a decrease of $318,224 or 7%. The decrease in revenues was due to a decrease in income from leveraged lease, net of $181,275 or 100%, a decrease in interest income and other of $114,660 or 73%, a decrease in finance income of $101,471 or 6% and a decrease in income from investment in unconsolidated joint ventures of $73,026 or 28%. These decrease were partially offset by an increase in net gain on sales of equipment of $128,194 or 59%. The decrease in income from leveraged leases was a result of the Partnership's 1998 termination of its lease with Airbus Industrie. The decrease in interest income and other was primarily due to a decrease in interest received due to a lower average cash balance from 1998 to 1999. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. The increase in net gain on sales of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold for which proceeds received were in excess of the remaining carrying value. Based on an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-B L.L.C. ("(1997-B") recorded a loss provision of $900,000 for the nine months ended September 30, 1999 compared to a loss provision recorded by ICON Receivables 1997-A L.L.C. ("1997-A") of $600,000 for the nine months ended September 30, 1998, resulting in a decrease for the Partnership in income from investment in unconsolidated joint ventures from 1998 to 1999.

      Expenses for the nine months ended September 30, 1999 were $2,889,323 representing a decrease of $1,153,585 or 29%. The decrease in expenses was due to a decrease in interest expense of $436,537 or 26%, a decrease in amortization of initial direct costs of $326,889 or 70%, a decrease in management fees of $202,781 or 27%, a decrease in administrative expense remibursement of $96,862 or 26% and a decrease in provision for bad debt of $77,996 or 100%. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in amortization of initial direct costs, management fees and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership recorded a provision for bad debt of $77,996 for the nine months ended September 30, 1998. Based on a similar analysis, the Partnership determined that no additional provision for bad debt was required for the nine months ended September 30, 1999.

      Net income for the nine months ended September 30, 1999 and 1998 was $1,108,255 and $272,894, respectively. The net income per weighted average limited partnership unit outstanding was $2.89 and $.71 for 1999 and 1998, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The  Partnership's  primary  sources  of funds for the nine  months  ended
September 30, 1999 and 1998 were net cash provided by operations of $1,030,857 and $1,527,313, respectively, and proceeds from sales of equipment of $5,493,998 and $2,215,516, respectively. These funds were used to fund cash distributions, to make payments on borrowings and, in 1998, to purchase equipment. The Partnership intends to fund cash distributions utilizing cash provided by operations and to purchase additional equipment utilizing proceeds from sales of equipment.

      Monthly cash distributions to limited partners for the nine months ended September 30, 1999 and 1998 totaled $3,058,578 and $3,065,352, respectively, of which $1,097,172 and $270,165 was investment income and $1,961,406 and
$2,795,187 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% in 1999 and 1998, of which 3.86% and .95% was investment income and 6.89% and 9.80% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1999 and 1998 was $8.06, of which $2.89 and $.71 was investment income and $5.17 and $7.35 was a return of capital, respectively. The proportion of the investment income distribution relative to the return of capital distribution increased due to the growth of the Partnership's net income over the prior period.

      As of September 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

      In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108. On March 30, 1999, ICON BF exercised its right to acquire the Partnership's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to the Partnership on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of the Partnership's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

      In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B LLC ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed $250,000 (8.33% interest), $2,250,000 (75.00% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility (the "1997-B Warehouse Facility") from a lender. In October 1998, 1997-B completed an equipment securitization. The net proceeds from

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

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

      The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking, have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self-interest in resolving any Year 2000 issue. However, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                                   ICON Cash Flow Partners L. P. Six
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 12, 1999                  /s/ Thomas W. Martin
-----------------                  ---------------------------------------------
    Date                           Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)