Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2000-03-30
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                    December 31, 1999
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                   to
                               -----------------    ----------------------------

Commission File Number                           33-36376
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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Consolidated Financial and Operating Data                    6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-9

8.   Consolidated Financial Statements and Supplementary Data          10-32

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  33

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   33-34

11.  Executive Compensation                                               35

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       35

13.  Certain Relationships and Related Transactions                       35

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      36

SIGNATURES                                                                37

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and December 31, 1994, 111,166.37 additional units were admitted representing $11,116,637 of capital contributions and from January 1, 1995 to November 8, 1995 (the final closing date), 256,153.02 additional units were admitted, bringing the final admission to 383,857.12 units totaling $38,385,712 in capital contributions. Between 1995 and 1998 the Partnership redeemed 4,503.92 limited partnership units. In 1999 the Partnership redeemed 984.73 units leaving 378,368.47 limited partnership units outstanding at December 31, 1999. The sole general partner is ICON Capital Corp. (the "General Partner").

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Lease and Financing Transactions

     For the years ended December 31, 1999 and 1998, the Partnership purchased and leased or financed $0 and $6,901,428 of equipment, respectively, with a weighted average initial transaction term of 0 and 33 months, respectively.
Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interest. The equipment purchased by four other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1999, the weighted average initial transaction term of the portfolio was 37 months. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                 December 31, 1999         December 31, 1998
                             ------------------------   -----------------------

Category                         Cost         Percent      Cost         Percent

Aircraft .................   $19,100,646       39.5%    $19,100,646       27.1%
Manufacturing & production    14,458,256       29.9      17,271,925       24.4
Telecommunications .......    10,497,000       21.7      13,814,671       19.6
Computer systems .........     1,757,724        3.6      10,579,442       15.0
Construction .............       702,731        1.5         702,731        1.0
Printing .................       629,311        1.3       1,376,438        2.0
Restaurant equipment .....       370,218        0.8       1,290,238        1.8
Furniture and fixtures ...       290,080        0.6         910,706        1.3
Material handling ........       263,057        0.5       4,084,138        5.8
Medical ..................       192,291        0.4         796,703        1.1
Video production .........        49,592        0.1         130,023        0.2
Retail systems ...........         9,407        0.1         377,233        0.5
Miscellaneous ............          --       --             117,118        0.2
                             -----------      -----     -----------      -----

                             $48,320,313      100.0%    $70,552,012      100.0%
                             ===========      =====     ===========      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1999. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). The underlying equipment is an aircraft and the asset represented 39.5% of the total portfolio equipment cost at December 31, 1999.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                  Number of Equity Security Holders
Title of Class                            as of December 31,
--------------                    ---------------------------------
                                     1999                  1998
                                     ----                  ----

Limited Partners                    2,283                 2,269
General Partner                         1                     1

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Consolidated Financial and Operating Data

                                                            Year Ended December 31,
                                        ----------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                           ----        ----        ----        ----        ----

Total revenue                           $5,036,158  $6,162,370  $6,510,932  $9,576,756  $6,729,913
                                        ==========  ==========  ==========  ==========  ==========

Net income (loss)                       $1,221,020  $  467,639  $   35,620  $ (366,967) $   76,068
                                        ==========  ==========  ==========  ==========  ==========

Net income (loss) allocable to
   limited partners                     $1,208,810  $  462,963  $   35,264  $ (363,297) $   75,307
                                        ==========  ==========  ==========  ==========  ==========

Net income (loss) allocable
   to the General Partner               $   12,210  $    4,676  $      356  $   (3,670) $      761
                                        ==========  ==========  ==========  ==========  ==========

Weighted average limited
   partnership units outstanding        $  379,187     379,984     381,687     383,196     260,453
                                        ==========  ==========  ==========  ==========  ==========

Net income (loss) per weighted
   average limited partnership unit     $     3.19  $    1.22   $      .09  $     (.95) $     .29
                                        ==========  =========   ==========  ==========  =========

Distributions to limited partners       $4,075,766  $4,085,189  $4,102,940  $4,119,354  $2,543,783
                                        ==========  ==========  ==========  ==========  ==========

Distributions to the General Partner    $   41,178  $   41,261  $   41,444  $   41,613  $   25,694
                                        ==========  ==========  ==========  ==========  ==========

                                                  December 31,
                   ------------------------------------------------------------------------
                       1999           1998           1997           1996           1995
                       ----           ----           ----           ----           ----

Total assets ...   $ 38,616,693   $ 44,487,621   $ 54,837,228   $ 81,805,142   $103,090,950
                   ============   ============   ============   ============   ============

Partners' equity   $ 14,951,046   $ 17,884,454   $ 21,605,338   $ 25,864,652   $ 30,446,813
                   ============   ============   ============   ============   ============

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, an operating lease, financings and equity investments in joint ventures representing 46%, 44%, 1% and 9% of total investments at December 31, 1999, respectively, and 49%, 36%, 11% and 4% of total investments at December 31, 1998, respectively.

Results of Operations

Years Ended December 31, 1999 and 1998

     For the years ended December 31, 1999 and 1998, the Partnership purchased equipment with an initial cost of $0 and $6,901,428, respectively, to 0 and 11 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1999 were $5,036,158, representing a decrease of $1,126,212 from 1998. The decrease in revenues was due to a decrease in finance income of $185,113, a decrease in income from leveraged lease of $213,841, a decrease in income from investments in joint ventures of $296,483, a decrease in gain on sales of equipment of $396,426 and a decrease in interest income and other of $58,363. These decreases were partially offset by an increase in rental income of $24,014 from 1998. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1998 to 1999. Income from the leveraged lease decreased due to the Partnership's 1998 termination of its lease with Airbus Industrie ("Airbus"). Income from the investments in joint ventures decreased as a result of one of the underlying joint venture's increasing its provision for bad debts. Interest income and other decreased due to a decrease in the average cash balance.

     Expenses for the year ended December 31, 1999 were $3,815,138, representing a decrease of $1,879,593 from 1998. The decrease in expenses was due to a decrease in amortization of initial direct costs of $718,353, a decrease in provision for bad debts of $52,997, a decrease in interest expense of $478,510, a decrease in management fees of $294,521, a decrease in administrative expense reimbursements of $139,822, a decrease in depreciation expense of $111,594, and a decrease in general and administrative expense of $86,383. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1998 to 1999. As a result of the ongoing analysis of delinquency trends and loss experience, and an assessment of overall credit risk, the Partnership determined that no additional provision for bad debt was required for the year ended December 31, 1999.

     Net income for the years ended December 31, 1999 and 1998 was $1,221,020 and $467,639, respectively. The net income per weighted average limited partnership unit was $3.19 and $1.22 for 1999 and 1998, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased equipment with an initial cost of $6,901,428 and $2,129,099, respectively, to 11 and 33 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1998 were $6,162,370, representing a decrease of $348,562 or 5% from 1997. The decrease in revenues was due to a decrease in finance income of $958,314 or 31%, a decrease in income from leveraged leases of $309,473 or 59% and a decrease in income from equity investments in joint ventures of $112,916 or 24% from 1997. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $776,525, an increase in rental income of $187,751 or 8%, and an increase in interest income and other of $67,865 or 67% from 1997. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 1997 to 1998. Income from the leveraged lease decreased due to the Partnership's 1998 termination of its lease with Airbus Industrie ("Airbus"). Income from the investments in joint ventures decreased as a result of one of the underlying joint venture's increasing its provision for bad debts. In December 1998, the Partnership entered into a new joint venture, however, there were no revenues generated from such joint venture in 1998. The gain on sales of equipment increased due primarily to the gain on termination of the Airbus lease. The Partnership's operating lease with Alaska Air terminated in April 1997 and the asset was subsequently leased to Aero Mexico at a greater contractual rental rate, and as a result, rental income increased from 1997 to 1998. Interest income and other increased due to an increase in the average cash balance, and an increase in late charges from 1997 to 1998.

     Expenses for the year ended December 31, 1998 were $5,694,731, representing a decrease of $780,581 or 12% from 1997. The decrease in expenses was due to a decrease in interest expense of $483,670 or 18%, a decrease in amortization of initial direct costs of $177,703 or 17%, a decrease in provision for bad debts of $130,277 or 71%, a decrease in management fees of $123,168 or 11%, a decrease in administrative expense reimbursements of $61,991 or 11%, a decrease in depreciation expense of $8,482 or 1%, and a decrease in minority interest in joint venture of $1,240 or 16%. These decreases were partially offset by an increase in general and administrative expense of $205,950 or 115%. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in depreciation expense resulted from the Partnership's restructuring of its operating lease when it leased the aircraft to Aero Mexico. Minority interest in joint venture decreased due to the Partnership's September 1997 purchase of the minority interests relating to ICON Asset Acquisition LLC. As a result of the ongoing analysis of delinquency trends and loss experience, and an assessment of overall credit risk, the Partnership determined that a provision of $52,997 for bad debt was required for the year ended December 31, 1998. The increase in general and administrative expenses was primarily related to an increase in legal expense which included the accelerated write off of capitalized legal fees related to the Partnership's termination of its lease with Airbus.

     Net income for the years ended December 31, 1998 and 1997 was $467,639 and $35,620, respectively. The net income per weighted average limited partnership unit was $1.22 and $.09 for 1998 and 1997, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the years ended December 31, 1999, 1998 and 1997 were net cash provided by operations of $2,684,592, $3,543,778 and $11,225,547 and proceeds from sales of equipment of $6,120,773, $4,473,161 and $4,336,675, respectively. These funds were used to invest in joint ventures, purchase equipment, make payments on borrowings and fund cash distributions. The Partnership intends to purchase additional equipment and fund cash distributions, utilizing cash from operations, proceeds from sales of equipment and additional borrowings.

     The Partnership's notes payable at December 31, 1999 and 1998 totaled $20,780,931 and $23,379,315, respectively, and consisted of $20,547,309 and
$22,360,201 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, $130,477 and $131,299 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals and $103,145 and $887,815 in non-recourse secured notes, respectively, which will be paid from proceeds from the lease portfolio that secures the financing.

     Cash distributions to limited partners for the years ended December 31, 1999 and 1998, which were paid monthly, totaled $4,075,766 and $4,085,189, respectively, of which $1,208,810 and $462,963 were investment income and $2,866,956 and $3,622,226 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1999 and 1998 was 10.75%, of which 3.19% and 1.22% were investment income and 7.56% and 9.53% were a return of capital, respectively. The limited partner distribution per weighted average unit outstanding in 1999 and 1998 was $10.75, of which $3.19 and $1.22 were investment income and $7.56 and $9.53 were a return of capital, respectively.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                 Page Number

Independent Auditors' Report                                             12

Consolidated Balance Sheets as of December 31, 1999 and 1998          13-14

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                       15

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1999, 1998 and 1997                           16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                    17-19

Notes to Consolidated Financial Statements                            20-32

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                              /s/ KPMG LLP
                                              KPMG LLP



March 28, 2000
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                    1999            1998
                                                    ----            ----

       Assets

Cash .......................................   $  3,991,527    $    125,260
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................     11,854,142      13,507,407
   Estimated unguaranteed residual values ..      6,186,947      11,238,451
   Initial direct costs ....................        104,184         275,189
   Unearned income .........................     (2,586,265)     (3,371,116)
   Allowance for doubtful accounts .........       (266,670)       (231,149)
                                               ------------    ------------

                                                 15,292,338      21,418,782
Investment in operating leases
   Equipment, at cost ......................     19,100,646      19,100,646
   Accumulated depreciation ................     (3,592,403)     (2,967,204)
                                               ------------    ------------

                                                 15,508,243      16,133,442
Investment in financings
   Receivables due in installments .........        134,766       5,431,790
   Initial direct costs ....................            334           4,917
   Unearned income .........................         (6,008)       (761,705)
   Allowance for doubtful accounts .........         (4,018)        (49,913)
                                               ------------    ------------

                                                    125,074       4,625,089
                                               ------------    ------------

Investments in unconsolidated joint ventures      3,072,508       1,803,243
                                               ------------    ------------

Other assets ...............................        627,003         381,805
                                               ------------    ------------

Total assets ...............................   $ 38,616,693    $ 44,487,621
                                               ============    ============





                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                   1999           1998
                                                                   ----           ----

       Liabilities and Partners' Equity

Note payable - non-recourse - secured financing ...........   $    103,145    $    887,815
Notes payable - non-recourse ..............................     20,677,786      22,491,500
Security deposits and deferred credits ....................      2,700,125       2,571,642
Accounts payable - other ..................................        125,530         177,397
Accounts payable to General Partner and affiliates, net ...           --           425,089
Minority interest in joint venture ........................         59,061          49,724
                                                              ------------    ------------

                                                                23,665,647      26,603,167
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (178,293)       (149,325)
   Limited partners (378,368.47 and 379,353.20
     units outstanding, $100 per unit original issue price)     15,129,339      18,033,779
                                                              ------------    ------------

     Total partners' equity ...............................     14,951,046      17,884,454
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 38,616,693    $ 44,487,621
                                                              ============    ============

















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                   1999        1998          1997
                                                   ----        ----          ----
Revenues

   Rental income ...........................   $2,460,000   $2,435,986   $2,248,235
   Finance income ..........................    1,970,800    2,155,913    3,114,227
   Gain on sales of equipment ..............      438,622      835,048       58,523
   Income from leveraged lease .............         --        213,841      523,314
   Income from investments in joint ventures       56,658      353,141      466,057
   Interest income and other ...............      110,078      168,441      100,576
                                               ----------   ----------   ----------

   Total revenues ..........................    5,036,158    6,162,370    6,510,932
                                               ----------   ----------   ----------

Expenses

   Interest ................................    1,686,377    2,164,887    2,648,557
   Management fees - General Partner .......      675,025      969,546    1,092,714
   Amortization of initial direct costs ....      175,600      893,953    1,071,656
   Depreciation ............................      625,199      736,793      745,275
   Administrative expense reimbursements
     - General Partner .....................      345,569      485,391      547,382
   General and administrative ..............      298,031      384,414      178,464
   Provision for bad debts .................         --         52,997      183,274
   Minority interest expense ...............        9,337        6,750        7,990
                                               ----------   ----------   ----------

   Total expenses ..........................    3,815,138    5,694,731    6,475,312
                                               ----------   ----------   ----------

Net income .................................   $1,221,020   $  467,639   $   35,620
                                               ==========   ==========   ==========

Net income allocable to:
   Limited partners ........................   $1,208,810   $  462,963   $   35,264
   General Partner .........................       12,210        4,676          356
                                               ----------   ----------   ----------

                                               $1,221,020   $  467,639   $   35,620
                                               ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ...........      379,187      379,984      381,687
                                               ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ................   $     3.19   $     1.22   $      .09
                                               ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                                    Limited Partner Distributions

                                       Return of    Investment        Limited       General
                                        Capital        Income         Partners      Partner      Total
                                     (Per weighted average unit)
Balance at
   December 31, 1996                                                $25,936,304   $ (71,652)  $25,864,652

Cash distributions
   to partners                          $10.66        $ .09          (4,102,940)    (41,444)   (4,144,384)

Limited partnership units
   redeemed (2,186.00 units)                                           (150,550)        -        (150,550)

Net income                                                               35,264         356        35,620
                                                                    -----------   ---------   -----------

Balance at
   December 31, 1997                                                 21,718,078    (112,740)   21,605,338
                                                                                           -

Cash distributions
   to partners                          $ 9.53        $1.22          (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                            (62,073)        -         (62,073)

Net income                                                              462,963       4,676       467,639
                                                                    -----------   ---------   -----------

Balance at
   December 31, 1998                                                 18,033,779    (149,325)   17,884,454

Cash distributions
   to partners                          $ 7.56        $3.19          (4,075,766)    (41,178)   (4,116,944)

Limited partnership units
   redeemed (984.73 units)                                              (37,484)        -         (37,484)

Net income                                                            1,208,810      12,210     1,221,020
                                                                    -----------   ---------   -----------

Balance at
   December 31, 1999                                                $15,129,339   $(178,293)  $14,951,046
                                                                    ===========   =========   ===========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                  1999           1998            1997
                                                                  ----           ----            ----

Cash flows from operating activities:
   Net income ............................................   $  1,221,020    $    467,639    $     35,620
                                                             ------------    ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation ........................................        625,199         736,793         745,275
     Provision for bad debts .............................           --            52,997         183,274
     Rental income - paid directly to lenders by lessees .     (2,460,000)     (2,435,986)     (2,248,235)
     Finance income portion of receivables paid directly
       to lenders by lessees .............................     (1,665,251)     (1,721,166)     (2,544,328)
     Amortization of initial direct costs ................        175,600         893,953       1,071,656
     Gain on sales of equipment ..........................       (438,622)       (835,048)        (58,523)
     Income from investments in joint ventures ...........        (56,658)       (353,141)       (466,057)
     Interest expense on non-recourse financing
       paid directly by lessees ..........................      1,652,894       2,041,550       2,408,565
     Income from leveraged lease, net ....................           --          (213,841)       (523,314)
     Minority interest expense in joint venture ..........          9,337           6,750           7,990
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts ...................        (10,374)        112,122        (566,156)
       Distributions received from
         unconsolidated joint ventures ...................        753,857       1,000,802       9,742,849
       Investments in joint ventures .....................     (1,788,621)       (307,714)       (850,000)
       Collection of principal - non-financed receivables       5,258,179       2,274,995       6,878,985
       Other assets ......................................       (245,198)         49,231           2,012
       Security deposits and deferred credits ............        128,483         815,548      (1,173,286)
       Minority interest in consolidated joint venture ...           --            (4,177)       (838,732)
       Accounts payable - other ..........................        (51,867)        (40,470)       (563,934)
       Accounts payable to General Partner and affiliates        (425,089)        373,766          69,191
       Other .............................................          1,703         629,175         (87,305)
                                                             ------------    ------------    ------------

         Total adjustments ...............................      1,463,572       3,076,139      11,189,927
                                                                             ------------    ------------

       Net cash provided by operating activities .........      2,684,592       3,543,778      11,225,547
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................      6,120,773       4,473,161       4,336,675
   Equipment and receivables purchased ...................           --        (6,346,897)     (2,198,713)
                                                             ------------    ------------    ------------
       Net cash provided by (used in) investing activities      6,120,773      (1,873,736)      2,137,962
                                                             ------------    ------------    ------------



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                              1999             1998           1997
                                                              ----             ----           ----

Cash flows from financing activities:
   Cash distributions to partners .....................     (4,116,944)     (4,126,450)     (4,144,384)
   Principal payments on non-recourse secured financing       (784,670)     (1,356,509)     (9,889,949)
   Redemption of limited partnership units ............        (37,484)        (62,073)       (150,550)
   Proceeds from note payable - affiliate loan ........           --              --         7,780,328
   Principal payments on note payable - affiliate .....           --              --        (7,780,328)
                                                          ------------    ------------    ------------

       Net cash used in financing activities ..........     (4,939,098)     (5,545,032)    (14,184,883)
                                                          ------------    ------------    ------------

Net increase/(decrease) in cash .......................      3,866,267      (3,874,990)       (821,374)

Cash at beginning of year .............................        125,260       4,000,250       4,821,624
                                                          ------------    ------------    ------------

Cash at end of year ...................................   $  3,991,527    $    125,260    $  4,000,250
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $1,686,377, $2,164,887 and $2,648,557 for the years ended December 31, 1999, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,652,894, $2,041,550 and $2,408,565, respectively, interest expense on recourse secured financing of $33,483, $123,337 and $232,325, respectively, and other interest of $0, $0 and $7,667, respectively.

      For the years ended December 31, 1999, 1998 and 1997 non-cash activities included the following:

                                                            1999            1998            1997
                                                            ----            ----            ----
Principal and interest on direct finance receivables
  paid directly to lenders by lessees ..............   $       --      $  6,583,726    $  9,689,813
Rental income - assigned operating
  lease receivables ................................      2,460,000       2,435,986       2,248,235
Principal and interest on non-recourse financing
  paid directly to lenders by lessees ..............     (2,460,000)     (9,019,712)    (11,938,048)

Fair value of equipment and receivables purchased
  for debt and payables ............................       (554,531)       (186,715)
Non-recourse notes payable assumed in
  purchase price ...................................        526,499         186,715
Accounts payable-equipment .........................         28,032            --

Decrease in investment in finance leases and
   financings due to contribution to
   unconsolidated joint venture ....................        177,956            --        10,625,730
Increase in investments in
   unconsolidated joint ventures ...................       (177,956)           --       (10,625,730)

Decrease in investment in finance leases
  due to terminations ..............................           --              --           715,745
Decrease in notes payable non-recourse due
  to terminations ..................................           --              --          (715,745)
                                                       ------------    ------------    ------------

                                                       $       --      $       --      $       --
                                                       ============    ============    ============






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994 and by its final closing in 1995, 383,857.12 units had been admitted into the Partnership with aggregate gross proceeds of $38,385,712. Between 1995 and 1997 the Partnership redeemed 3,179.00 limited partnership units. In 1999 and 1998 the Partnership redeemed 984.73 and 1,324.92 units, respectively, leaving 378,368.47 limited partnership units outstanding at December 31, 1999.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 2,186.00 limited partnership units during 1997, 1,324.92 units during 1998 and 984.73 units in 1999. The redemption amount was calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

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

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

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

     The five joint ventures described below are less than 50% owned and are accounted for following the equity method.

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

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the years ended December 31, 1999 and 1998 is summarized below:

                                      December 31, 1999        December 31, 1998

Assets                                $     16,710,801         $    17,298,011
                                      ================         ===============

Liabilities                           $     10,254,831         $    11,719,626
                                      ================         ===============

Equity                                $      6,455,969         $     5,578,385
                                      ================         ===============

Partnership's share of equity         $         64,560         $        55,784
                                      ================         ===============

                                         Year Ended               Year Ended
                                      December 31, 1999        December 31, 1998

Net income                            $        877,584         $       806,232
                                      ================         ===============

Partnership's share of net income     $          8,776         $         8,062
                                      ================         ===============

     ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81%, 31.19% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $10,529,804 in assigned leases and $600,000 of cash in 1997, and $86,776 of cash in 1998 and $4,250 of cash and $177,844 in assigned leases in 1999. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter. There were no distributions made in 1998 and 1999.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 1999 and 1998 is summarized below:


                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

 Assets                                  $     17,967,741      $    31,845,710
                                         ================      ===============

 Liabilities                             $     14,701,353      $    27,065,004
                                         ================      ===============

 Equity                                  $      3,266,388      $     4,780,706
                                         ================      ===============

 Partnership's share of equity           $      1,064,687      $     1,522,578
                                         ================      ===============

                                            Year Ended            Year Ended
                                         December 31, 1999     December 31, 1998

 Net income                              $        108,923      $     1,050,957
                                         ================      ===============

 Partnership's share of net income       $         33,826      $       326,165
                                         ================      ===============

 Distributions                           $      2,171,133      $     2,367,147
                                         ================      ===============

 Partnership's share of distributions    $        673,811      $       719,173
                                         ================      ===============

     ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed cash and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $250,000 in 1997, $163,978 in 1998 and $30,260 in 1999. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 1999 and 1998 is summarized below:

                                       December 31, 1999      December 31, 1998
                                       -----------------      -----------------

Assets                                  $    29,921,557      $    39,665,292
                                        ===============      ===============

Liabilities                             $    27,991,447      $    37,649,430
                                        ===============      ===============

Equity                                  $     1,930,110      $     2,015,862
                                        ===============      ===============

Partnership's share of equity           $       165,289      $       167,921
                                        ===============      ===============

                                           Year Ended            Year Ended
                                        December 31, 1999     December 31, 1998
                                        -----------------     -----------------

Net income                              $       293,193      $       227,057
                                        ===============      ===============

Partnership's share of net income       $        24,423      $        18,914
                                        ===============      ===============

Distributions                           $       688,051      $     3,380,904
                                        ===============      ===============

Partnership's share of distributions    $        57,315      $       281,629
                                        ===============      ===============

     ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of
$56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. The Partnership invested an additional $4,112 in 1999. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by the Partnership for $3,801,108.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position of ICON BF as of December 31, 1999 and 1998 is summarized below:

                                       December 31, 1999    December 31, 1998

Assets                                 $     27,740,665      $    23,620,702
                                       ================      ===============

Liabilities                            $     18,880,079      $    12,228,713
                                       ================      ===============

Equity                                 $      8,860,586      $    11,391,989
                                       ================      ===============

Partnership's share of equity          $         44,299      $        56,960
                                       ================      ===============

Net income                             $      1,191,629      $         -
                                       ================      ===============

Partnership's share of net income      $          5,958      $         -
                                       ================      ===============

Distributions                          $      4,546,230      $         -
                                       ================      ===============

Partnership's share of distributions   $         22,731      $         -
                                       ================      ===============

AIC Trust

     During 1999, L.P. Seven, an affiliate of the Partnership, acquired a portfolio of equipment leases for $6,854,830. Subsequently, L.P. Seven sold interests in this portfolio at various dates in 1999 to Eight A, an affiliate of the Partnership, for $3,000,000 and to the Partnership for $1,750,000 at book value, which approximated fair market value at the dates of sale. L.P. Seven recognized no gain or loss on the sales of these interests to either Eight A or to the Partnership.

     As a result of the sales of these interests, as of December 31, 1999 the Partnership and Eight A owned interests aggregating 25.51% and 43.73% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through December 31, 1999 is summarized below:

                                           December 31, 1999

Assets                                      $   22,058,522
                                            ==============

Liabilities                                 $   15,221,822
                                            ==============

Equity                                      $    6,836,700
                                            ==============

Partnership's share of equity               $    1,733,675
                                            ==============

                                     Dates of Investments Through
                                           December 31, 1999

Partnership's share of (loss)               $      (16,325)
                                            ==============

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                    Finance
 Year               Leases     Financings        Total

2000             $ 4,101,793    $112,887     $ 4,214,680
2001               2,624,276      15,100       2,639,376
2002               2,147,743       5,277       2,153,020
2003               1,703,045       1,502       1,704,547
2004               1,277,285         -         1,277,285
                 -----------    --------     -----------

                 $11,854,142    $134,766     $11,988,908
                 ===========    ========     ===========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Investment in Operating Leases

     The investment in operating lease at December 31, 1999 and 1998 consisted of the following:

                                            1999            1998
                                            ----            ----

Equipment cost, end of year .........   $ 19,100,646    $ 19,100,646
                                        ------------    ------------

Accumulated depreciation,
  beginning of year .................     (2,967,204)     (2,230,411)

Depreciation ........................       (625,199)       (736,793)
                                        ------------    ------------

Accumulated depreciation, end of year     (3,592,403)     (2,967,204)
                                        ------------    ------------

Investment in operating lease .......   $ 15,508,243    $ 16,133,442
                                        ============    ============

     The investment in an operating lease consists of one aircraft owned by ICON Cash Flow LLC II, a joint venture owned by the Partnership and Series E. In June 1997 ICON Cash Flow LLC II released the aircraft (formally on lease to Alaska Airlines, Inc.) to Aero Mexico. The new lease is an operating lease which expires in September 2002. (See Note 4 for additional information relating to the joint venture.)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                 Finance
                                 Leases     Financings      Total

Balance at December 31, 1996   $ 485,627    $  13,198    $ 498,825

    Accounts written-off ...    (468,020)    (107,375)    (575,395)
    Recoveries on accounts
      previously written-off       9,239         --          9,239
    Provision for bad debts       83,274      100,000      183,274
                               ---------    ---------    ---------

Balance at December 31, 1997     110,120        5,823      115,943

    Accounts written-off ...     (16,454)     (61,448)     (77,902)
    Recoveries on accounts
      previously written-off     165,724       24,300      190,024
    Provision for bad debts       11,919       41,078       52,997
    Reclassification .......     (40,160)      40,160         --
                               ---------    ---------    ---------

Balance at December 31, 1998     231,149       49,913      281,062

    Accounts written-off ...     (19,672)     (45,895)     (65,567)
    Recoveries on accounts
      previously written-off      55,193         --         55,193
                               ---------    ---------    ---------

Balance at December 31, 1999   $ 266,670    $   4,018    $ 270,688
                               =========    =========    =========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Notes Payable

     Notes payable consists of the following: (1) notes payable non-recourse, which is being paid directly to the lenders by the lessees and (2) notes payable non-recourse-secured financing, which is being paid from collections on lease receivable transactions. These notes bear interest at rates ranging from 5.18% to 10.75% and mature as follows:

                                             Notes Payable
                          Notes Payable       Non-Recourse
                          Non-Recourse     Secured Financing       Total

2000                      $ 5,682,288          $103,145        $ 5,785,433
2001                        3,813,380              -             3,813,380
2002                        8,152,992              -             8,152,992
2003                        1,566,798              -             1,566,798
2004                        1,462,328              -             1,462,328
                          -----------          --------        -----------

                          $20,677,786          $103,145        $20,780,931
                          ===========          ========        ===========

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                       Charged to
                                                       Operations

Management fees .....................                  $1,092,714
Administrative expense reimbursements                     547,382
                                                       ----------

Year ended December 31, 1997 ........                  $1,640,096
                                                       ==========

Management fees .....................                     969,546
Administrative expense reimbursements                     485,391

Year ended December 31, 1998 ........                  $1,454,937
                                                       ==========

Management fees .....................                     675,025
Administrative expense reimbursements                     345,569

Year ended December 31, 1999 ........                  $1,020,594
                                                       ==========

     The Partnership has investments in five non-consolidated joint ventures with other Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint ventures).

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON Six Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON Six Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON Six Corp. As of December 31, 1999, there was no federal tax liability for ICON Six Corp.

11.  Commitments and Contingencies

     The Partnership entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these parties based on specified formulas. For the years ended December 31, 1999 and 1998, the Partnership has not made any payments pursuant to such agreements.

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          1999           1998           1997
                                          ----           ----           ----

Net income per financial statements   $ 1,221,020    $   467,639    $    35,620

Differences due to:
  Direct finance leases ...........     1,933,804      8,548,014      5,863,979
  Depreciation ....................    (5,546,928)    (7,834,138)    (8,004,823)
  Provision for losses ............      (119,975)        (8,554)        (8,554)
  Loss on sale of equipment .......    (1,098,989)        50,639         50,639
  Other ...........................       204,129     (4,839,645)       908,774
                                      -----------    -----------    -----------

Partnership (loss) for
 federal income tax purposes ......   $(3,406,939)   $(3,616,045)   $(1,154,365)
                                      ===========    ===========    ===========

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $14,951,046 compared to the partners' capital accounts for federal income tax purposes of $12,075,294 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke        Chairman, Chief Executive Officer and Director

Paul B. Weiss               President and Director

Thomas W. Martin            Executive Vice President and Director

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1999, 1998 and 1997.

                          Type of
     Entity              Capacity         Compensation         1999        1998       1997
     ------              --------         ------------         ----        ----       ----

ICON Capital Corp.   General Partner     Management fees   $  675,025  $  969,546  $1,092,714
ICON Capital Corp.   General Partner     Admin. expense
                                           reimbursements     345,569     485,391     547,382
                                                           ----------  ----------  ----------

                                                           $1,020,594  $1,454,937  $1,640,096
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

 (b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

     See  Item  9  for  a  discussion   of  the   Partnership's   related  party
transactions.

     See Note 4 for a discussion of the Partnership's related party investments in joint ventures.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 1999


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

                                  ICON CASH FLOW PARTNERS L.P. Six
                                  File No. 33-36376 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: March 29, 2000              /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 29, 2000              /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date: March 29, 2000              /s/ Paul B. Weiss
                                  -----------------
                                  Paul B. Weiss
                                  President and Director


Date: March 29, 2000              /s/ Thomas W. Martin
                                  --------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.