Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 2000-05-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 2000
                     -----------------------------------------------------------

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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      March 31,    December 31,
                                                        2000           1999

       Assets

Cash ...........................................   $    926,922    $  3,991,527
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................     10,626,018      11,854,142
   Estimated unguaranteed residual values ......      6,089,996       6,186,947
   Initial direct costs ........................         89,466         104,184
   Unearned income .............................     (2,219,966)     (2,586,265)
   Allowance for doubtful accounts .............       (266,670)       (266,670)
                                                   ------------    ------------

                                                     14,318,844      15,292,338
Investment in operating leases
   Equipment, at cost ..........................     19,100,646      19,100,646
   Accumulated depreciation ....................     (3,748,703)     (3,592,403)
                                                   ------------    ------------

                                                     15,351,943      15,508,243

Investments in unconsolidated joint ventures ...      5,377,091       3,072,510
                                                   ------------    ------------

Investment in financings
   Receivables due in installments .............         82,483         134,766
   Initial direct costs ........................            123             334
   Unearned income .............................         (2,760)         (6,008)
   Allowance for doubtful accounts .............         (4,018)         (4,018)
                                                   ------------    ------------

                                                         75,828         125,074
                                                   ------------    ------------

Other assets ...................................        639,899         627,003
                                                   ------------    ------------

Total assets ...................................   $ 36,690,527    $ 38,616,693
                                                   ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                            March 31,      December 31,
                                                                              2000            1999

       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................................   $ 18,542,124    $ 20,677,786
Note payable - non-recourse - secured financing .......................         66,767         103,145
Security deposits and deferred credits ................................      3,583,686       2,700,125
Accounts payable - other ..............................................        182,270         125,530
Minority interest in consolidated joint venture .......................         61,611          59,061
                                                                          ------------    ------------

                                                                            22,436,458      23,665,647
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................................       (185,186)       (178,293)
   Limited partners (378,288.47  and 378,488.47 units outstanding,
     $100 per unit original issue price in 2000 and 1999, respectively)     14,439,255      15,129,339
                                                                          ------------    ------------

     Total partners' equity ...........................................     14,254,069      14,951,046
                                                                          ------------    ------------

Total liabilities and partners' equity ................................   $ 36,690,527    $ 38,616,693
                                                                          ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                  2000          1999
                                                                  ----          ----
Revenue

   Finance income ..........................................   $  368,404   $  716,141
   Rental income ...........................................      616,500      615,000
   Gain on sales of equipment ..............................       82,600      218,041
   Income from investments
     in unconsolidated joint ventures ......................       90,271      132,375
   Interest income and other ...............................       38,222        6,913
                                                               ----------   ----------

   Total revenues ..........................................    1,195,997    1,688,470
                                                               ----------   ----------

Expenses

   Interest ................................................      419,018      460,253
   Management fees - General Partner .......................      125,706      163,360
   Depreciation ............................................      156,300      156,300
   Administrative expense
     reimbursements - General Partner ......................       65,085       86,213
   General and administrative ..............................       74,179       61,416
   Amortization of initial direct costs ....................       14,929       53,446
   Minority interest expense in consolidated joint venture .        2,550        2,208
                                                               ----------   ----------

   Total expenses ..........................................      857,767      983,196
                                                               ----------   ----------

Net income .................................................   $  338,230   $  705,274
                                                               ==========   ==========

Net income allocable to:
   Limited partners ........................................   $  334,848   $  698,221
   General Partner .........................................        3,382        7,053
                                                               ----------   ----------

                                                               $  338,230   $  705,274
                                                               ==========   ==========
Weighted average number of limited
   partnership units outstanding ...........................      378,388      379,353
                                                               ==========   ==========

Net income per weighted average
   limited partnership unit ................................   $     0.88   $     1.84
                                                               ==========   ==========

See accompanying notes to consolidated financial statements

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                  Limited Partner Distributions

                                      Return of   Investment         Limited       General
                                       Capital      Income           Partners      Partner      Total
                                   (Per weighted average unit)

Balance at
   December 31, 1998                                               $18,033,779   $(149,325)  $17,884,454

Cash distributions
   to partners                          $7.56        $3.19          (4,075,766)    (41,178)   (4,116,944)

Limited partnership units
   Redeemed (984.73 units)                                             (37,484)         -        (37,484)

Net income                                                           1,208,810      12,210     1,221,020
                                                                   -----------   ---------   -----------

Balance at
   December 31, 1999                                                15,129,339    (178,293)   14,951,046

Cash distributions
   to partners                          $1.81        $0.88          (1,017,100)    (10,275)   (1,027,375)

Limited partnership units
   Redeemed (200 units)                                                 (7,832)        -          (7,832)

Net income                                                             334,848       3,382       338,230
                                                                   -----------   ---------   -----------

Balance at
   March 31, 2000                                                  $14,439,255   $(185,186)  $14,254,069
                                                                   ===========   =========   ===========






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                2000           1999
                                                                                ----           ----

Cash flows from operating activities:
   Net income ...........................................................   $   338,230    $   705,274
                                                                            -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Rental income - paid directly to lenders by lessees ...............      (616,500)      (615,000)
      Interest expense on non-recourse financing paid directly by lessees       417,117        445,283
      Finance income portion of receivables paid directly
        to lenders by lessees ...........................................      (345,010)      (530,960)
      Amortization of initial direct costs ..............................        14,929         53,446
      Income from investments in unconsolidated joint ventures ..........       (90,271)      (132,375)
      Depreciation ......................................................       156,300        156,300
      Gain on sales of equipment ........................................       (82,600)      (218,041)
      Change in operating assets and liabilities:
         Other assets ...................................................       (12,896)          --
         Collection of principal - non-financed receivables .............       135,894      1,247,240
         Distributions received from unconsolidated joint ventures ......        35,690        204,547
         Minority interest in consolidated joint venture ................         2,550          2,208
         Accounts receivable from General Partner and affiliates ........       (11,351)
         Security deposits and deferred credits .........................       883,561       (378,350)
         Investments in unconsolidated joint ventures ...................          --          (17,704)
         Accounts payable - other .......................................        56,739        (19,907)
         Accounts payable to General Partner and affiliates .............          --         (425,089)
         Other ..........................................................        75,458        (21,583)
                                                                            -----------    -----------

           Total adjustments ............................................       630,961       (261,336)
                                                                            -----------    -----------

        Net cash provided by operating activities .......................       969,191        443,938
                                                                            -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................................       188,631      1,227,776
   Investment in unconsolidated joint venture ...........................    (2,250,000)          --
                                                                            -----------    -----------

         Net cash provided by investing activities ......................    (2,061,369)     1,227,776
                                                                            -----------    -----------




                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                                              2000            1999
                                                              ----            ----

Cash flows from financing activities:
   Cash distributions to partners .....................    (1,027,375)    (1,030,129)
   Principal payments on non-recourse secured financing       (36,378)      (240,121)
   Principal payments on notes payable - non-recourse .      (900,842)          --
   Redemption of limited partnership units` ...........        (7,832)          --
                                                          -----------    -----------

         Net cash used in financing activities ........    (1,972,427)    (1,270,250)
                                                          -----------    -----------

Net (decrease) increase in cash .......................    (3,064,605)       401,464

Cash at beginning of period ...........................     3,991,527        125,260
                                                          -----------    -----------

Cash at end of period .................................   $   926,922    $   526,724
                                                          ===========    ===========



























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   For the three months ended March 31, 2000 and 1999, non-cash activities included the following:

                                                        2000           1999
                                                        ----           ----

Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees ...........................   $ 1,696,989    $ 1,429,168
Rental income assigned operating lease receivable       616,500        615,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees     (2,313,489)    (2,044,168)
                                                    -----------    -----------

                                                    $      --      $      --
                                                    ===========    ===========

      Interest expense of $419,018 and $460,253 for the three months ended March 31, 2000 and 1999 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $417,117 and $445,283, respectively, interest expense on non-recourse secured financing of $1,901 and $14,970, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

2.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2000 and 1999 are as follows:

                               2000           1999
                               ----           ----

   Management fees           $125,706      $163,360   Charged to operations

   Administrative expense
     reimbursements            65,085        86,213   Charged to operations
                             --------      --------

   Total                     $190,791      $249,573
                             ========      ========

      The  Partnership  has  investments  in seven  joint  ventures  with  other
Partnerships sponsored by the General Partner. (See Note 3 for additional information relating to the joint ventures.)

3.    Investment in Joint Ventures

      The Partnership and affiliates formed seven joint ventures for the purpose of acquiring and managing various assets.

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

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

Rowan Joint Venture

     In December 1996, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") purchased for $12,325,000 a 50% share of an option to acquire the 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc.

     In March 2000, L.P. Seven formed a joint venture for the purpose of owning the 50% share of the option to acquire the residual interest in the drilling rig.

     L.P. Seven contributed its investment in the option with a book value of $12,394,328 to the joint venture ("Rowan Joint Venture"). Simultaneously, the Partnership acquired an interest in this joint venture for $2,250,000. This transaction was recorded at cost, which approximated fair market value. L.P. Seven recognized no gain or loss on the sale of this interest to the Partnership. As a result, at March 31, 2000, the Partnership and L.P. Seven owned interests aggregating 18.15% an 81.85% in the venture, respectively. Profits, losses and cash distributions will be allocated based upon the Partnerships' ownership interests. The Partnership has the right to put its interest in the joint venture back to L.P. Seven at any time on or after September 15, 2000 for 110% of the purchase price. L.P. Seven has the right to repurchase the interest in the joint venture from the Partnership at any time prior to September 15, 2000 for an amount equal to 105% of the Partnership's purchase price.

     ICON Cash Flow Partners L.L.C.

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing contributions received from

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

      Information as to the financial position and results of operations of ICON Cash Flow LLC as of and for the three months ended March 31, 2000 is summarized below:

                                                   March 31, 2000

      Assets                                      $    16,563,998
                                                  ===============

      Liabilities                                 $    (9,867,314)
                                                  ===============

      Equity                                      $     6,696,684
                                                  ===============

      Partnership's share of equity               $        66,967
                                                  ===============

                                                 Three Months Ended
                                                   March 31, 2000

      Net income                                  $       240,715
                                                  ===============

      Partnership's share of net income           $         2,407
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 2000 is summarized below:

                                                       March 31, 2000

         Assets                                       $    15,925,164
                                                      ===============

         Liabilities                                  $    12,532,729
                                                      ===============

         Equity                                       $     3,392,435
                                                      ===============

         Partnership's share of equity                $     1,056,060
                                                      ===============

                                                    Three Months Ended
                                                      March 31, 2000

         Net income                                   $        87,204
                                                      ===============

         Partnership's share of net income            $        27,063
                                                      ===============

         Distributions                                $       115,000
                                                      ===============

         Partnership's share of distributions         $        35,690
                                                      ===============

     ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed cash and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $250,000 in 1997 and $163,978 in 1998 and $30,260 in 1999. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 2000 is summarized below:

                                                        March 31, 2000

             Assets                                    $    26,921,935
                                                       ===============

             Liabilities                               $    24,803,239
                                                       ===============

             Equity                                    $     2,118,697
                                                       ===============

             Partnership's share of equity             $       183,760
                                                       ===============

                                                       Three Months Ended
                                                         March 31, 2000

             Net income                                $       221,735
                                                       ===============

             Partnership's share of net income         $        18,471
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the three months ended March 31, 2000 is summarized below:

                                                  March 31, 2000

      Assets                                      $    24,817,101
                                                  ===============

      Liabilities                                 $    15,667,197
                                                  ===============

      Equity                                      $     9,149,904
                                                  ===============

      Partnership's share of equity               $        45,750
                                                  ===============

                                                Three Months Ended
                                                  March 31, 2000

      Net income                                  $       290,186
                                                  ===============

      Partnership's share of net income           $         1,451
                                                  ===============

      Distributions                               $         -
                                                  ===============

      Partnership's share of distributions        $         -
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through March 31, 2000 is summarized below:

                                                 March 31, 2000

     Assets                                      $   18,647,975
                                                 ==============

     Liabilities                                 $   11,650,322
                                                 ==============

     Equity                                      $    6,997,653
                                                 ==============

     Partnership's share of equity               $    1,774,554
                                                 ==============

     Net income                                  $      160,247
                                                 ==============

     Partnership's share of income               $       40,879
                                                 ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 41%, 44%, 15% and 0% of total investments at March 31, 2000, respectively, and 51%, 42%, 5% and 2% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     Revenues for the three months ended March 31, 2000 were $1,195,997 representing a decrease of $492,473 from 1999. The decrease in revenues was due to a decrease in gain on sales of equipment of $135,441, a decrease in finance income of $347,737, and a decrease in income from investments in unconsolidated joint ventures of $42,104. These decreases were partially offset by an increase in interest income and other of $31,309. The decrease in gain on sales of equipment resulted from a larger number of leases maturing and an increase in the amount of underlying equipment being sold in 1999 for which proceeds received were in excess of the remaining carrying value. The decrease in finance income resulted from a decrease in the size of the lease portfolio. The decrease in income from equity investment in joint ventures was due to a decrease in the average size of the finance lease portfolio of one of the underlying joint ventures, ICON Receivables 1997-B, from 1999 to 2000. The increase in interest income and other was primarily due to an increase in the average cash balance from 1999 to 2000.

     Expenses for the three months ended March 31, 2000 were $857,767 representing a decrease of $125,429 from 1999. The decrease in expenses was due to decreases in administrative expense reimbursements of $21,128, a decrease in management fees of $37,654, a decrease in interest of $41,235, a decrease in amortization of initial direct costs of $38,517, partially offset by an increase in general and administrative of $12,763. The decreases in amortization of initial direct costs, management fees and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1999 to 2000. Interest expense decreased as a result of a decrease in the average debt outstanding from 1999 to 2000. The increase in general and administrative expense was a result of increased professional fees.

     Net income for the three months ended March 31, 2000 and 1999 was $338,230 and $705,274, respectively. The net income per weighted average limited partnership unit outstanding was $.88 and $1.84 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were proceeds from sales of equipment of $188,631 and $1,227,776, respectively, and cash provided by operations of $969,191 and $443,938, respectively. These funds generated and existing cash reserves were used to fund cash distributions, to make payments on borrowings and to fund an investment in a joint venture in 2000. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2000

     Cash distributions to limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $1,017,100 and $1,019,828, respectively, of which $334,848 and $698,221 was investment income and $682,252 and $321,607 was a return of capital, respectively.

     As of March 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                              ICON Cash Flow Partners L. P. Six
                              File No. 33-36376 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




May 12, 2000                  /s/ Thomas W. Martin
------------                  --------------------------------------------------
    Date                      Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of
                              the General Partner of the Registrant)