Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2000-08-11
CIK 910632

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                  June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to
                                 ------------------------     ------------------

Commission File Number                               0-28136
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

                                            Consolidated Balance Sheets

                                                    (unaudited)

                                                                                  June 30,         December 31,
                                                                                    2000               1999

       Assets

Cash                                                                          $     3,176,311     $    3,991,527
                                                                              ---------------     --------------

Investment in finance leases
   Minimum rents receivable                                                         9,554,261         11,854,142
   Estimated unguaranteed residual values                                           5,423,849          6,186,947
   Initial direct costs                                                                77,867            104,184
   Unearned income                                                                 (1,887,978)        (2,586,265)
   Allowance for doubtful accounts                                                   (267,306)          (266,670)
                                                                              ---------------     --------------

                                                                                   12,900,693         15,292,338
Investment in operating leases
   Equipment, at cost                                                              19,100,646         19,100,646
   Accumulated depreciation                                                        (3,921,445)        (3,592,403)
                                                                              ---------------     --------------

                                                                                   15,179,201         15,508,243

Investments in unconsolidated joint ventures                                        5,365,444          3,072,508
                                                                              ---------------     --------------

Investment in financings
   Receivables due in installments                                                     45,119            134,766
   Initial direct costs                                                                    13                334
   Unearned income                                                                     (1,161)            (6,008)
   Allowance for doubtful accounts                                                     (4,018)            (4,018)
                                                                              ----------------    --------------

                                                                                       39,953            125,074
                                                                              ---------------     --------------

Other assets                                                                        1,006,291            627,003
                                                                              ---------------     --------------

Total assets                                                                  $    37,667,893     $   38,616,693
                                                                              ===============     ==============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                                  June 30,         December 31,
                                                                                    2000               1999

       Liabilities and Partners' Equity

Notes payable - non-recourse                                                  $    20,144,500     $   20,677,786
Note payable - non-recourse - secured financing                                             -            103,145
Security deposits and deferred credits                                              3,036,210          2,700,125
Accounts payable - other                                                              260,268            125,530
Minority interest in consolidated joint venture                                        64,159             59,061
                                                                              ---------------     --------------

                                                                                   23,505,137         23,665,647
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                   (186,099)          (178,293)
   Limited partners (378,288.47  and 378,488.47 units outstanding,
     $100 per unit original issue price in 2000 and 1999, respectively)            14,348,855         15,129,339
                                                                              ---------------     --------------

     Total partners' equity                                                        14,162,756         14,951,046
                                                                              ---------------     --------------

Total liabilities and partners' equity                                        $    37,667,893     $   38,616,693
                                                                              ===============     ==============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations


                                   (unaudited)

                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                       2000            1999              2000           1999
                                                       ----            ----             -----           ----


Revenues
Rental income                                  $       615,000  $     615,000       $   1,231,500  $   1,230,000
Finance income                                         981,390        455,563           1,349,794      1,171,704
   Net gain on sales of equipment                       83,170        102,812             165,770        320,853
Income from equity investment
 in joint ventures                                      89,589         26,039             179,860        158,414
Interest income and other                               48,868          4,154              87,090         11,067
                                               ---------------  -------------       -------------  -------------

   Total revenues                                    1,818,017      1,203,568           3,014,014      2,892,038
                                               ---------------  -------------       -------------  -------------

Expenses
Interest                                               412,535        410,673             831,553        870,926
General and administrative                             134,164         72,641             208,343        134,057
Depreciation                                           156,300        156,299             312,600        312,599
Management fees- General Partner                       109,943        233,589             235,649        396,949
Minority interest in joint ventures                      2,548          2,290               5,098          4,498
Amortization of initial direct costs                    11,705         51,855              26,634        105,301
Administrative expense reimbursements
    - General Partner                                   55,214        112,913             120,299        199,126
                                               ---------------  -------------       -------------  -------------

Total expenses                                         882,409      1,040,260           1,740,176      2,023,456
                                               ---------------  -------------       -------------  -------------

Net income                                     $       935,608  $     163,308       $   1,273,838  $     868,582
                                               ===============  =============       =============  =============

Net income allocable to:
   Limited partners                            $       926,252  $     161,675       $   1,261,100  $     859,896
   General Partner                                       9,356          1,633              12,738          8,686
                                               ---------------  -------------       -------------  -------------

                                               $       935,608  $     163,308       $   1,273,838  $     868,582
                                               ===============  =============       =============  =============

Weighted average number of limited
   partnership units outstanding                       378,288        379,353             378,338        379,353
                                               ===============  =============       =============  =============

Net income per weighted average
   limited partnership unit                    $          2.45  $         .43       $        3.33  $        2.27
                                               ===============  =============       =============  =============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                    Limited Partner Distributions

                                       Return of   Investment         Limited         General
                                        Capital      Income          Partners         Partner            Total
                                     (Per weighted average unit)

Balance at
   December 31, 1998                                             $    18,033,779   $    (149,325)  $    17,884,454

Cash distributions
   to partners                          $     7.56   $   3.19         (4,075,766)        (41,178)       (4,116,944)

Limited partnership units
   Redeemed (984.73 units)                                               (37,484)             -            (37,484)

Net income                                                             1,208,810          12,210         1,221,020
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 1999                                                  15,129,339        (178,293)       14,951,046

Cash distributions
   to partners                          $     2.04   $   3.33         (2,033,752)        (20,544)       (2,054,296)

Limited partnership units
   Redeemed (200 units)                                                   (7,832)        -                  (7,832)

Net income                                                             1,261,100          12,738         1,273,838
                                                                 ---------------   -------------   ---------------

Balance at
   June 30, 2000                                                 $    14,348,855   $    (186,099)  $    14,162,756
                                                                 ===============   =============   ===============









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                   2000                 1999
                                                                                   ----                 ----

Cash flows from operating activities:
  Net income                                                                 $      1,273,838    $       868,582
                                                                             ----------------    ---------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Rental income - paid directly to lenders by lessees                             (1,231,500)        (1,230,000)
   Interest expense on non-recourse financing paid directly by lessees                828,854            847,642
   Finance income portion of receivables paid directly
     to lenders by lessees                                                           (698,074)          (930,622)
   Amortization of initial direct costs                                                26,634            105,301
   Income from investments in unconsolidated joint ventures                          (179,860)          (158,414)
   Depreciation                                                                       312,600            312,599
   Gain on sales of equipment                                                        (165,770)          (320,853)
   Change in operating assets and liabilities:
    Other assets                                                                     (379,288)                 -
    Collection of principal - non-financed receivables                                446,223          1,555,605
    Distributions received from unconsolidated joint ventures                         136,926            432,363
    Minority interest in consolidated joint venture                                     5,098              4,499
    Security deposits and deferred credits                                            336,085           (370,959)
    Accounts payable - other                                                          134,738                  -
    Accounts payable to General Partner and affiliates                                      -           (462,243)
    Other                                                                            (301,319)            78,872
                                                                             -----------------   ---------------

      Total adjustments                                                              (728,653)          (136,210)
                                                                             -----------------   ---------------

     Net cash provided by operating activities                                        545,185            732,372
                                                                             ----------------    ---------------

Cash flows from investing activities:
  Proceeds from sales of equipment                                                    885,631          5,004,214

Investment in unconsolidated joint ventures                                        (2,250,000)           (33,960)
                                                                             -----------------   ----------------

    Net cash provided (used in ) by investing activities                           (1,364,369)         4,970,254
                                                                             -----------------   ---------------




                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                                                                   2000                1999
                                                                                   ----                ----

Cash flows from financing activities:
  Cash distributions to partners                                                   (2,054,296)        (2,060,267)
  Principal payments on non-recourse secured financing                               (103,145)          (518,753)
  Proceeds from non-recourse debt                                                  11,752,147                  0
  Principal payments on notes payable - non-recourse                               (9,582,906)                 0
  Redemption of limited partnership units`                                             (7,832)                 0
                                                                             ----------------    ---------------

    Net cash provided by (used in) financing activities                                 3,968         (2,579,020)
                                                                             ----------------    ---------------

Net (decrease) increase in cash                                                      (815,216)         3,123,606

Cash at beginning of period                                                         3,991,527            125,260
                                                                             ----------------    ---------------

Cash at end of period                                                        $      3,176,311    $     3,248,866
                                                                             ================    ===============


























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


For the six months ended June 30, 2000 and 1999, non-cash activities included the following:

                                                                                       2000           1999
                                                                                       ----           ----
Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees                                                            $    2,299,881  $    2,631,252
Rental income assigned operating lease receivable                                     1,231,500       1,230,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees                                     (3,531,381)     (3,861,252)
                                                                                 --------------  --------------

                                                                                 $            -  $            -
                                                                                 ==============  ==============

      Interest expense of $831,553 and $870,926 for the six months ended June 30, 2000 and 1999 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $828,854 and $846,642, respectively, and interest expense on non-recourse secured financing of $2,699 and $24,284, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

2.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2000 and 1999 are as follows:

                                2000            1999
                                ----            ----

 Management fees          $      235,649  $     396,949  Charged to operations

 Administrative expense
   reimbursements                120,299        199,126  Charged to operations
                          --------------  -------------

 Total                    $      355,948  $     596,075
                          ==============  =============

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

     L.P. Seven contributed its investment in the option with a book value of $12,394,328 to the joint venture ("Rowan Joint Venture"). Simultaneously, the Partnership acquired an interest in this joint venture for $2,250,000. This transaction was recorded at cost, which approximated fair market value. L.P. Seven recognized no gain or loss on the sale of this interest to the Partnership. As a result, at June 30, 2000, the Partnership and L.P. Seven owned interests aggregating 18.15% and 81.85% in the venture, respectively. Profits, losses and cash distributions will be allocated based upon the Partnerships' ownership interests. The Partnership has the right to put its interest in the joint venture back to L.P. Seven at any time on or after September 15, 2000 for 110% of the purchase price. L.P. Seven has the right to repurchase the interest in the joint venture from the Partnership at any time prior to September 15, 2000 for an amount equal to 105% of the Partnership's purchase price.

     ICON Cash Flow Partners L.L.C.  I

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC"), for the purpose of acquiring and managing an aircraft, which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing contributions received from

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

      Information as to the financial position and results of operations of ICON Cash Flow LLC as of and for the six months ended June 30, 2000 is summarized below:

                                                          June 30, 2000

 Assets                                                 $    16,431,356
                                                        ===============

 Liabilities                                            $     9,470,874
                                                        ===============

 Equity                                                 $     6,960,482
                                                        ===============

 Partnership's share of equity                          $        69,604
                                                        ===============

                                                        Six Months Ended
                                                          June 30, 2000

 Net income                                             $       490,352
                                                        ===============

 Partnership's share of net income                      $         4,903
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 2000 is summarized below:

                                                             June 30, 2000

         Assets                                            $    13,201,640
                                                           ===============

         Liabilities                                       $    10,160,355
                                                           ===============

         Equity                                            $     3,041,285
                                                           ===============

         Partnership's share of equity                     $       982,770
                                                           ===============

                                                          Six Months Ended
                                                            June 30, 2000

         Net income                                        $       186,848
                                                           ===============

         Partnership's share of net income                 $        58,010
                                                           ===============

         Distributions                                     $       450,866
                                                           ===============

         Partnership's share of distributions              $       136,926
                                                           ===============

     ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Seven contributed cash and received an 8.33%, 75% and 16.67% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $250,000 in 1997 and $163,978 in 1998 and $30,260 in 1999. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 2000 is summarized below:

                                                           June 30, 2000

             Assets                                     $    24,484,347
                                                        ===============

             Liabilities                                $    22,186,671
                                                        ===============

             Equity                                     $     2,297,676
                                                        ===============

             Partnership's share of equity              $       203,773
                                                        ===============

                                                         Six Months Ended
                                                           June 30, 2000

             Net income                                 $       461,992
                                                        ===============

             Partnership's share of net income          $        38,484
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the six months ended June 30, 2000 is summarized below:

                                                  June 30, 2000

     Assets                                      $    25,426,982
                                                 ===============

     Liabilities                                 $    16,006,365
                                                 ===============

     Equity                                      $     9,420,617
                                                 ===============

     Partnership's share of equity               $        47,103
                                                 ===============

                                                Six Months Ended
                                                  June 30, 2000

     Net income                                  $       560,899
                                                 ===============

     Partnership's share of net income           $         2,805
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through June 30, 2000 is summarized below:

                                                 June 30, 2000

    Assets                                      $   18,050,244
                                                ==============

    Liabilities                                 $   10,910,913
                                                ==============

    Equity                                      $    7,139,331
                                                ==============

    Partnership's share of equity               $    1,812,194
                                                ==============

    Net income                                  $      302,631
                                                ==============

    Partnership's share of income               $       75,658
                                                ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 38%, 45%, 16% and 1% of total investments at June 30, 2000, respectively, and 45%, 45%, 9% and 1% of total investments at June 30, 1999, respectively.

     Results of Operations for the Three Months Ended June 30, 2000 and 1999

     Revenues for the three months ended June 30, 2000 were $ 1,818,017 representing an increase of $614,449 from 1999. The increase in revenues was due to an increase in finance income of $525,827, an increase in interest income and other of $44,717, and an increase in income from equity investment in joint ventures of $63,550. These increases were partially offset by a decrease in gain on sales of equipment of $19,642. The increase in finance income was due primarily to renewal rent payments received on certain leases which were in excess of the remaining residual values. The increase in interest income and other was due to an increase in the average cash balance from 1999 to 2000. The increase in income from equity investment in joint ventures resulted from the partnership's income realized in 2000 from its investment in the AIC Trust which was formed in the second half of 1999. The decrease in gain on sales of equipment resulted from a decrease in the number of leases maturing where the underlying equipment was sold for amounts which exceeded remaining book value.

     Expenses for the three months ended June 30, 2000 were $882,409 representing a decrease of $157,851. The decrease in expenses was due primarily to a decrease in management fees of $123,646, a decrease in administrative expense reimbursements of $57,699, and a decrease in amortization of initial direct costs of $40,150. These decreases were partially offset by an increase in general and administrative expenses of $61,523. The decreases in amortization of initial direct costs, management fees, administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1999 to 2000. The increase in general and administrative expenses resulted primarily from an increase in professional fees.

     Net income for the three months ended June 30, 2000 and 1999 was $935,608 and $163,308, respectively. The net income per weighted average limited partnership unit outstanding was $2.45 and $.43 for 2000 and 1999, respectively.

     Results of Operations for the six months ended June 30, 2000 and 1999
      Revenues for the six months ended June 30, 2000 were $3,014,014, representing an increase of $121,976. The increase in revenues was due primarily to an increase in finance income of $178,090, an increase in interest income and other of $76,023, and an increase in income from equity investment in joint ventures of $21,446. These increases were partially offset by a decrease in gain on sales of equipment of $155,083. The increase in finance income was due primarily to renewal rent payments received on certain leases in the second quarter of 2000 which were in excess of the remaining residual values. The increase in interest income and other was due to an increase in the average cash balance from 1999 to 2000. The increases in income from equity investment in joint ventures resulted from the partnership's income realized in 2000 from its investment in the AIC Trust which was formed in the second half of 1999. The decrease in gain on sales of equipment resulted from a decrease in the number of leases maturing where the underlying equipment was sold for amounts which exceeded remaining book value.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2000


     Expenses for the six months ended June 30, 2000 were $1,740,176, representing a decrease of $283,280. The decrease in expenses was primarily due to a decrease in management fees of $161,300, a decrease in amortization of initial direct costs of $78,667, and a decrease in administrative fees of $78,827. These decreases were partially offset by an increase in general and administrative expenses of $74,286. The decreases in management fees, amortization of initial direct costs, and administrative fees were a result of a decrease in the average size of the lease portfolios from 1999 to 2000. The increase in general and administrative expenses resulted primarily from an increase in professional fees.

     Net income for the six months ended June 30, 2000 and 1999 was $1,273,838 and $868,582, respectively.

Net income per weighted average limited partnership unit outstanding was $3.33 and $2.27 for 2000 and 1999, respectively.


Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2000 and 1999 were proceeds from sales of equipment $885,631 and $5,004,214, respectively, and cash provided by operations of $545,185 and $732,372, respectively. These funds generated and existing cash reserves were used to fund cash distributions, to make payments on borrowings and to fund an investment in a joint venture in 2000. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the six months ended June 30, 2000 and 1999, which were paid monthly, totaled $2,033,752 and $2,039,664, respectively.

     As of June 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                              ICON Cash Flow Partners L. P. Six
                              File No. 33-36376 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




       August 10, 2000        /s/ Thomas W. Martin
-------------------------     --------------------------------------------------
              Date            Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of
                              the General Partner of the Registrant)