Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2000-11-13
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       September 30, 2000
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                   September 30,   December 31,
                                                       2000            1999

       Assets

Cash ...........................................   $  5,606,926    $  3,991,527
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................      8,324,891      11,854,142
   Estimated unguaranteed residual values ......      5,095,691       6,186,947
   Initial direct costs ........................         68,679         104,184
   Unearned income .............................     (1,582,112)     (2,586,265)
   Allowance for doubtful accounts .............       (267,306)       (266,670)
                                                   ------------    ------------

                                                     11,639,843      15,292,338
Investment in operating leases
   Equipment, at cost ..........................     19,100,646      19,100,646
   Accumulated depreciation ....................     (4,061,303)     (3,592,403)
                                                   ------------    ------------

                                                     15,039,343      15,508,243

Investments in unconsolidated joint ventures ...      2,987,644       3,072,508
                                                   ------------    ------------

Investment in financings
   Receivables due in installments .............         25,025         134,766
   Initial direct costs ........................            (14)            334
   Unearned income .............................           (619)         (6,008)
   Allowance for doubtful accounts .............         (4,018)         (4,018)
                                                   ------------    ------------

                                                         20,374         125,074
                                                   ------------    ------------

Other assets ...................................        758,286         627,003
                                                   ------------    ------------

Total assets ...................................   $ 36,052,416    $ 38,616,693
                                                   ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                          September 30,   December 31,
                                                                              2000           1999

       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................................   $ 18,781,346    $ 20,677,786
Note payable - non-recourse - secured financing .......................        103,145
Security deposits and deferred credits ................................      2,852,862       2,700,125
Accounts payable ......................................................        266,978         125,530
Minority interest in consolidated joint venture .......................         65,260          59,061
                                                                          ------------    ------------

                                                                            21,966,446      23,665,647
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................................       (186,872)       (178,293)
   Limited partners (378,288.47  and 378,488.47 units outstanding,
     $100 per unit original issue price in 2000 and 1999, respectively)     14,272,842      15,129,339
                                                                          ------------    ------------

     Total partners' equity ...........................................     14,085,970      14,951,046
                                                                          ------------    ------------

Total liabilities and partners' equity ................................   $ 36,052,416    $ 38,616,693
                                                                          ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                               2000           1999          2000          1999
                                               ----           ----          ----          ----

Revenues
Rental income ..........................   $   616,500    $   615,000   $ 1,848,000   $ 1,845,000
Finance income .........................       630,713        427,222     2,032,263     1,623,905
   Net gain on sales of equipment ......       476,813          6,522       590,827       302,396
Income (loss) from equity investment
 in joint ventures .....................        (1,434)        25,184       178,426       183,598
Interest income and other ..............        68,320         31,612       155,410        42,679
                                           -----------    -----------   -----------   -----------

   Total revenues ......................     1,790,912      1,105,540     4,804,926     3,997,578
                                           -----------    -----------   -----------   -----------

Expenses

   Interest ............................       441,681        373,277     1,273,234     1,244,203
   General and administrative ..........        67,747         83,158       276,090       217,215
   Depreciation ........................       156,300        156,301       468,900       468,900
   Management fees - General Partner ...       110,100        138,586       345,749       535,535
   Minority interest in joint ventures .         1,100          2,376         6,198         6,874
   Amortization of initial direct costs          9,212         38,112        35,846       143,413
   Administrative expense reimbursements
     - General Partner .................        54,633         74,057       174,932       273,183
                                           -----------    -----------   -----------   -----------

Total expenses .........................       840,773        865,867     2,580,949     2,889,323
                                           -----------    -----------   -----------   -----------

Net income .............................   $   950,139    $   239,673   $ 2,223,977   $ 1,108,255
                                           ===========    ===========   ===========   ===========

Net income allocable to:
   Limited partners ....................   $   940,638    $   237,276   $ 2,201,737   $ 1,097,172
   General Partner .....................         9,501          2,397        22,240        11,083
                                           -----------    -----------   -----------   -----------

                                           $   950,139    $   239,673   $ 2,223,977   $ 1,108,255
                                           ===========    ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding               378,288        378,859       378,321       379,187
                                           ===========    ===========   ===========   ===========

Net income per weighted average
   limited partnership unit                $      2.49    $       .63   $      5.82   $      2.89
                                           ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                  Limited Partner Distributions

                                      Return of  Investment        Limited       General
                                       Capital     Income          Partners      Partner      Total
                                   (Per weighted average unit)

Balance at
   December 31, 1998                                              $18,033,779   $(149,325)  $17,884,454

Cash distributions
   to partners                          $7.56      $3.19           (4,075,766)    (41,178)   (4,116,944)

Limited partnership units
   Redeemed (984.73 units)                                            (37,484)         -        (37,484)

Net income                                                          1,208,810      12,210     1,221,020
                                                                  -----------   ---------   -----------

Balance at
   December 31, 1999                                               15,129,339    (178,293)   14,951,046

Cash distributions
   to partners                          $2.24      $5.82           (3,050,402)    (30,819)   (3,081,221)

Limited partnership units
   Redeemed (200 units)                                                (7,832)        -          (7,832)

Net income                                                          2,201,737      22,240     2,223,977
                                                                  -----------   ---------   -----------

Balance at
   September 30, 2000                                             $14,272,842   $(186,872)  $14,085,970
                                                                  ===========   =========   ===========









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                            2000            1999
                                                                            ----            ----

Cash flows from operating activities:
  Net income .........................................................   $ 2,223,977    $ 1,108,255
                                                                         -----------    -----------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Rental income - paid directly to lenders by lessees ...............    (1,848,000)    (1,845,000)
   Interest expense on non-recourse financing paid directly by lessees     1,270,535      1,212,612
   Finance income portion of receivables paid directly
     to lenders by lessees ...........................................    (1,122,236)    (1,297,365)
   Amortization of initial direct costs ..............................        35,846        143,413
   Income from investments in unconsolidated joint ventures ..........      (178,426)      (183,598)
   Depreciation ......................................................       468,900        468,900
   Gain on sales of equipment ........................................      (590,827)      (302,396)
   Change in operating assets and liabilities:
    Other assets .....................................................      (131,283)
    Collection of principal - non-financed receivables ...............       454,309      1,982,792
    Distributions received from unconsolidated joint ventures ........       152,303        574,496
    Accounts receivable from General Partner and affiliates, net .....          --         (162,250)
    Minority interest in consolidated joint venture ..................         6,198          6,874
    Security deposits and deferred credits ...........................       152,737       (339,790)
    Accounts payable .................................................       141,448
    Accounts payable to General Partner and affiliates ...............          --         (425,089)
    Other ............................................................      (196,710)       168,768
                                                                         -----------    -----------

      Total adjustments ..............................................    (1,385,206)         2,367
                                                                         -----------    -----------

     Net cash provided by operating activities .......................       838,771      1,110,622
                                                                         -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ...................................     1,687,085      5,451,664

Investment in unconsolidated joint ventures ..........................    (2,250,000)       (37,431)
Sale of investment in unconsolidated joint ventures ..................     2,362,500           --
                                                                         -----------    -----------

    Net cash provided by investing activities ........................     1,799,585      5,414,233
                                                                         -----------    -----------



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                                              2000            1999
                                                              ----            ----

Cash flows from financing activities:
  Cash distributions to partners .....................     (3,081,221)     (3,089,477)
  Principal payments on non-recourse secured financing       (103,145)       (677,438)
  Proceeds from notes payable non-recourse debt ......     11,752,147            --
  Principal payments on notes payable - non-recourse .     (9,582,906)           --
  Redemption of limited partnership units` ...........         (7,832)        (37,484)
                                                         ------------    ------------

    Net cash used in financing activities ............     (1,022,957)     (3,804,399)
                                                         ------------    ------------

Net increase in cash .................................      1,615,399       2,720,456

Cash at beginning of period ..........................      3,991,527         125,260
                                                         ------------    ------------

Cash at end of period ................................   $  5,606,926    $  2,845,716
                                                         ============    ============


























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


For the nine months ended September 30, 2000 and 1999, non-cash activities included the following:

                                                         2000         1999
                                                         ----         ----

Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees                                $ 3,488,216  $ 3,882,631
Rental income assigned operating lease receivable      1,848,000    1,845,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees      (5,336,216)  (5,727,631)
                                                     -----------  -----------

                                                     $     -      $      -
                                                     ===========  ===========

      Interest expense of $1,273,234 and $1,244,203 for the nine months ended September 30, 2000 and 1999 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,270,535 and $1,212,612, respectively, and interest expense on non-recourse secured financing of $2,699 and $31,591, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K. Certain reclassifications were made to the 1999 and nine months ended September 30, 2000 information presented in the Statements of Operations in order to conform to the presentation used in the Statement of Operations for the three months ended September 30, 2000.

2.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2000 and 1999 are as follows:

                                  2000          1999
                                  ----          ----

      Management fees           $345,749      $535,535   Charged to operations

      Administrative expense
        reimbursements           174,932       273,183   Charged to operations
                                --------      --------

      Total                     $520,681      $808,718
                                ========      ========

      The   Partnership  has  investments  in  six  joint  ventures  with  other partnerships sponsored by the General Partner. (See Note 3 for information relating to the joint ventures and Note 4 for information relating to the acquisition by another partnership sponsored by the General Partner of the Partnership's interest in a joint venture.)

3.    Investment in Joint Ventures

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

     ICON Cash Flow Partners L.L.C. I

      In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft, which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the nine months ended September 30, 2000 is summarized below:

                                                     September 30, 2000

Assets                                                   $18,590,325
                                                         ===========

Liabilities                                              $11,552,625
                                                         ===========

Equity                                                   $ 7,037,700
                                                         ===========

Partnership's share of equity                            $    70,377
                                                         ===========

                                                      Nine Months Ended
                                                     September 30, 2000

Net income                                               $    581,760
                                                         ============

Partnership's share of net income                        $      5,818
                                                         ============

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 2000 is summarized below:

                                                          September 30, 2000

Assets                                                        $10,906,112
                                                              ===========

Liabilities                                                   $ 8,391,993
                                                              ===========

Equity                                                        $ 2,514,119
                                                              ===========

Partnership's share of equity                                 $   819,164
                                                              ===========

                                                          Nine Months Ended
                                                          September 30, 2000

Net income/(loss)                                             $  (340,318)
                                                              ===========

Partnership's share of net income/(loss)                      $  (105,596)
                                                              ===========

Distributions                                                 $   450,866
                                                              ===========

Partnership's share of distributions                          $   139,926
                                                              ===========

     1997-A recorded a provision for bad debt of $500,000 during the three month period ended September 30, 2000.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

      Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 2000 is summarized below:

                                                          September 30, 2000

Assets                                                       $ 21,338,478
                                                             ============

Liabilities                                                  $ 18,843,767
                                                             ============

Equity                                                       $  2,494,711
                                                             ============

Partnership's share of equity                                $    207,809
                                                             ============

                                                           Nine Months Ended
                                                          September 30, 2000

Net income                                                   $    659,027
                                                             ============

Partnership's share of net income                            $     54,897
                                                             ============

Distributions                                                $    148,578
                                                             ============

Partnership's share of distributions                         $     12,377
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the nine months ended September 30, 2000 is summarized below:

                                                 September 30, 2000

Assets                                              $ 26,055,869
                                                    ============

Liabilities                                         $ 16,003,804
                                                    ============

Equity                                              $ 10,052,065
                                                    ============

Partnership's share of equity                       $     48,637
                                                    ============

                                                  Nine Months Ended
                                                 September 30, 2000

Net income                                          $    867,657
                                                    ============

Partnership's share of net income                   $      4,338
                                                    ============


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

     As a result of the sales of these interests, as of September 30, 2000 the Partnership and Eight A owned interests aggregating 25.51% and 43.73% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through September 30, 2000 is summarized below:

                                                        September 30, 2000

Assets                                                     $ 17,681,716
                                                           ============

Liabilities                                                $ 10,421,507
                                                           ============

Equity                                                     $  7,260,209
                                                           ============

Partnership's share of equity                              $  1,841,657
                                                           ============

Net income                                                 $    423,509
                                                           ============

Partnership's share of income                              $    108,037
                                                           ============

4.    Disposition of Investment in Joint Venture

     In December 1996, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") purchased for $12,325,000 a 50% share of an option to acquire the 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc.

     In March 2000, L.P. Seven formed a joint venture for the purpose of owning the 50% share of the option to acquire the residual interest in the drilling rig.

     L.P. Seven contributed its investment in the option with a book value of $12,394,328 to the joint venture ("Rowan Joint Venture"). Simultaneously, the Partnership acquired an interest in this joint venture for $2,250,000. This transaction was recorded at cost, which approximated fair market value. L.P. Seven recognized no gain or loss on the sale of this interest to the Partnership. The Partnership had the right to put its interest in the joint venture back to L.P. Seven at any time on or after September 15, 2000 for 110% of the purchase price. L.P. Seven had the right to repurchase the interest in the joint venture from the Partnership at any time prior to September 15, 2000 for an amount equal to 105% of the Partnership's purchase price, which right it exercised in the third quarter 2000. As a result of this transaction, the Partnership recognized income from equity investment in joint ventures of $112,500.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 39%, 51%, 9% and 1% of total investments at September 30, 2000, respectively, and 47%, 47%, 5% and 1% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenues for the three months ended September 30, 2000 were $1,790,912 representing an increase of $685,372 from 1999. The increase in revenues was due primarily to increases in gain on sales of equipment of $470,291 and finance income of $203,491. These increases were partially offset by a decrease in income from equity investment in joint ventures of $26,618. The increase in gain on sales resulted primarily from one large sale transaction completed in 2000 which involved one lessee and generated a gain on sale of approximately $417,000. No sales activity occurred in the 1999 period. Finance income increased as a result of a higher level of renewal rent payments being received in the 2000 period. These renewal rent payments exceeded the remaining residual values of the underlying leases. The decrease in income from equity investments in joint ventures resulted primarily from a provision for bad debt of $500,000 being recorded in the third quarter of 2000 by the underlying joint venture, ICON Receivables 1997-A L.L.C. ("1997-A"), offset in part by the recognition of $112,500 of income from the disposition in 2000 of the interest in the Rowan Joint Venture.

     Expenses for the three months ended September 30, 2000 were $840,773 representing a decrease of $25,094. The decrease is due primarily to decreases in general and administrative expenses of $15,410, management fees of $28,486, amortization of initial direct costs of $28,900 and administrative expense reimbursement of $19,424. These decreases were the result of a decrease in the average size of the Partnership's lease investment portfolios from 1999 to 2000.

     Net income for the three months ended September 30, 2000 and 1999 was $950,139 and $239,673, respectively. Net income per weighted average limited partnership unit outstanding was $2.49 and $.63 for 2000 and 1999, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

     Revenues for the nine months ended September 30, 2000 were $4,804,926 representing an increase of $807,348 from 1999. The increase in revenues was primarily due to increases in finance income of $408,358, interest income and other of $112,731 and gain on sale of equipment of $288,431. These increases were partially offset by a decrease in income from equity investment in joint ventures of $5,172. Finance income increased primarily as a result of renewal rent payments received on certain leases in the second and third quarters of 2000, which were in excess of the remaining residual values of the underlying leases. The increase in gain on sales of equipment resulted primarily from the one large sale

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2000

transaction completed in the third quarter of 2000, which generated a gain on sale of approximately $417,000. Interest income and other increased due to an increase in the average cash balance from 1999 to 2000. The decrease in income from equity investment in joint ventures resulted primarily from the third quarter 2000 provision for bad debt being recorded by 1997-A, offset in part by the recognition in the third quarter of 2000 of income related to the disposition of the interest in the Rowan Joint Venture and from the investment in AIC Trust in which the Partnership invested in the fourth quarter of 1999.

     Expenses for the nine months ended September 30, 2000 were $2,580,949 representing a decrease of $308,374. The decrease in expenses was primarily due to decreases in management fees of $189,786, amortization of initial direct costs of $107,567 and administrative expense reimbursements of $98,251. These decreases were partially offset by an increase in general and administrative expenses of $58,875. The decreases in management fees, amortization of initial direct costs and administrative fees were a result of the decrease in the average size of the Partnership's lease investment portfolios from 1999 to 2000. The increase in general and administrative expenses resulted primarily from an increase in professional fee levels in the first half of 2000.

     Net income for the nine months ended September 30, 2000 and 1999 was $2,223,977 and $1,108,255, respectively. Net income per weighted limited partnership unit outstanding was $5.82 and $2.89, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the nine months ended September 30, 2000 and 1999 was net cash provided by operations of $838,771 and $1,110,622, respectively and proceeds from the sales of equipment of $1,687,085 and $5,451,664, respectively.

     Cash distributions to limited partners for the nine months ended September 30, 2000 and 1999, which were paid monthly, totaled $3,050,402 and $3,058,578, respectively.

     As of September 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                           ICON Cash Flow Partners L. P. Six
                           File No. 33-36376 (Registrant)
                           By its General Partner,
                           ICON Capital Corp.




November 10, 2000          /s/ Thomas W. Martin
-----------------          -----------------------------------------------------
      Date                 Thomas W. Martin
                           Executive Vice President
                           (Principal financial and accounting officer of
                           the General Partner of the Registrant)