Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2001-04-02
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                       33-36376
                       ---------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3723089
------------------------------------         -----------------------------------
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

                                December 31, 2000

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and December 31, 1994, 111,166.37 additional units were admitted representing $11,116,637 of capital contributions and from January 1, 1995 to November 8, 1995 (the final closing date), 256,153.02 additional units were admitted, bringing the final admission to 383,857.12 units totaling $38,385,712 in capital contributions. Between 1995 and 1999 the Partnership redeemed 5,488.65 limited partnership units. In 2000, the Partnership redeemed 200 units leaving 378,168.47 limited partnership units outstanding at December 31, 2000. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended November 11, 2000. The disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of short-term, high-yield lease and financing transactions, (2) made monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership; (3) re-invested substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     During the year ended December 31, 2000 and prior to the end of its Reinvestment Period, the Partnership purchased a portfolio of operating lease equipment with a value of $7,316,239. During 1999 the Partnership did not purchase any equipment, leases or financing agreements. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting, as a liability, the related minority interest. The equipment purchased by six other joint ventures in which the Partnership has a less than 50% interest are not included in this table. A summary of the portfolio equipment cost by category held at December 31, 2000 and 1999 is as follows:

                                       December 31, 2000            December 31, 1999
                                   -----------------------       -----------------------

Category                               Cost        Percent           Cost        Percent
--------                               ----        -------           ----        -------

Aircraft .......................   $19,100,646       39.0%       $19,100,646       39.5%
Manufacturing & production .....    12,919,665       26.4         14,458,256       29.9
Telecommunications .............     8,786,280       17.9         10,497,000       21.7
Transport ......................     4,526,549        9.3               --           --
Construction ...................     1,549,987        3.2            702,731        1.5
Computer systems ...............     1,188,438        2.4          1,757,724        3.6
Furniture and fixtures .........       290,080        0.6            290,080        0.6
Restaurant equipment ...........       229,637        0.4            370,218        0.8
Printing .......................       131,452        0.3            629,311        1.3
Material handling ..............       129,488        0.3            263,057        0.6
Miscellaneous ..................        82,303        0.2            251,290        0.5
                                   -----------      -----        -----------      -----

                                   $48,934,525      100.0%       $48,320,313      100.0%
                                   ===========      =====        ===========      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 2000. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). The underlying equipment is an aircraft and the asset represented 39.0% of the total portfolio equipment cost at December 31, 2000.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                      Number of Equity Security Holders
Title of Class                               as of December 31,

                                            2000            1999
                                            ----            ----

Limited Partners                            2,267          2,283
General Partner                                 1              1

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                              Year Ended December 31,
                                        --------------------------------------------------------------
                                           2000         1999         1998         1997         1996
                                           ----         ----         ----         ----         ----

Total revenue                           $5,893,091   $5,036,158   $6,162,370   $6,510,932   $9,576,756
                                        ==========   ==========   ==========   ==========   ==========

Net income (loss)                       $2,289,451   $1,221,020   $  467,639   $   35,620   $ (366,967)
                                        ==========   ==========   ==========   ==========   ==========

Net income (loss) allocable to
   limited partners                     $2,266,556   $1,208,810   $  462,963   $   35,264   $ (363,297)
                                        ==========   ==========   ==========   ==========   ==========

Net income (loss) allocable
   to the General Partner               $   22,895   $   12,210   $    4,676   $      356   $   (3,670)
                                        ==========   ==========   ==========   ==========   ==========

Weighted average limited
   partnership units outstanding           378,283      379,187      379,984      381,687      383,196
                                        ==========   ==========   ==========   ==========   ==========

Net income (loss) per weighted
   average limited partnership unit     $     5.99   $     3.19   $     1.22   $      .09   $     (.95)
                                        ==========   ==========   ==========   ==========   ==========

Distributions to limited partners       $3,858,906   $4,075,766   $4,085,189   $4,102,940   $4,119,354
                                        ==========   ==========   ==========   ==========   ==========

Distributions to the General Partner    $   38,995   $   41,178   $   41,261   $   41,444   $   41,613
                                        ==========   ==========   ==========   ==========   ==========

                                                               December 31,
                                    ------------------------------------------------------------------
                                       2000          1999          1998          1997         1996
                                       ----          ----          ----          ----         ----

Total assets                       $36,337,813   $38,616,693   $44,487,621   $54,837,228   $81,805,142
                                   ===========   ===========   ===========   ===========   ===========

Partners' equity                   $13,334,764   $14,951,046   $17,884,454   $21,605,338   $25,864,652
                                   ===========   ===========   ===========   ===========   ===========

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investments in joint ventures representing 28%, 64%, 0% and 8% of total investments at December 31, 2000, respectively, and 45%, 45%, 1% and 9% of total investments at December 31, 1999, respectively.

Results of Operations

Years Ended December 31, 2000 and 1999

     The Partnership purchased, in the year 2000, equipment under operating leases with an initial cost of $7,316,239. There were no equipment purchases during 1999.

     Revenues for the year ended December 31, 2000 were $5,893,091, representing an increase of $856,933 from 1999. The increase in revenues resulted primarily from increases in finance income of $587,996, gain on sales of equipment of $150,925, interest income and other of $77,636, and income from investments in joint ventures of $32,876. Finance income increased primarily as a result of renewal rent payments received on certain leases which were in excess of the remaining residual values of those leases. The increase in gain on sales of equipment resulted primarily from one sale transaction in 2000 which generated a gain of approximately $417,000. Interest income and other increased due to an increase in the average cash balance from 1999 to 2000. The increase in income from investments in joint ventures resulted primarily from the recognition in 2000 of income realized upon the disposition of the interest in the Rowan joint venture and the recognition of a full year of income in 2000 from the AIC Trust in which the Partnership invested in the fourth quarter of 1999.

     Expenses for the year ended December 31, 2000 were $3,603,640, representing a decrease of $211,498 from 1999. The decrease in expenses was primarily due to decreases in management fees - General Partner of $208,503, amortization of initial direct costs of $132,822, and administrative expense reimbursements - General Partner of $113,410. These decreases were partially offset by an increase in interest expense of $242,248. The decreases in management fees - General Partner, amortization of initial direct costs and administrative expense reimbursements - General Partner were a result of a decrease in the average size of the Partnership's finance lease portfolio from 1999 to 2000. The increase in interest expense was primarily the result of a higher average debt level in 2000 as compared to 1999.

     Net income for the years ended December 31, 2000 and 1999 was $2,289,451 and $1,221,020, respectively. The net income per weighted average limited partnership unit was $5.99 and $3.19 for 2000 and 1999, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Years Ended December 31, 1999 and 1998

     For the year ended December 31, 1999, the Partnership did not make any equipment purchases. For the year ended December 31, 1998, the Partnership purchased subject to lease equipment with an initial cost of $6,901,428 involving 11 lessees.

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

     Expenses for the year ended December 31, 1999 were $3,815,138, representing a decrease of $1,879,593 from 1998. The decrease in expenses was due to a decrease in amortization of initial direct costs of $718,353, a decrease in provision for doubtful accounts of $52,997, a decrease in interest expense of $478,510, a decrease in management fees of $294,521, a decrease in administrative expense reimbursements of $139,822, a decrease in depreciation expense of $111,594, and a decrease in general and administrative expense of $86,383. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1998 to 1999. As a result of the ongoing analysis of delinquency trends and loss experience, and an assessment of overall credit risk, the Partnership determined that no additional provision for doubtful accounts was required for the year ended December 31, 1999.

     Net income for the years ended December 31, 1999 and 1998 was $1,221,020 and $467,639, respectively. The net income per weighted average limited partnership unit was $3.19 and $1.22 for 1999 and 1998, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended November 11, 2000. The disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership's primary sources of funds for the years ended December 31, 2000, 1999 and 1998 were net cash provided by operations of $1,771,279, $2,684,592 and $3,543,778, respectively, proceeds from sales of equipment of $1,708,805, $6,120,773 and $4,473,161, respectively and, in 2000, borrowings of
$11,752,147 and $3,218,916 of additional borrowings assumed on equipment purchases. These funds were used to fund cash distributions to partners, make payments on borrowings and, in 1998 and 2000, to fund equipment acquisitions. The Partnership intends to fund its future debt servicing and cash distributions requirements utilizing cash from operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the years ended December 31, 2000 and 1999, which were paid monthly, totaled $3,858,906 and $4,075,766, respectively, of which $2,266,556 and $1,208,810 were investment income and $1,592,350 and $2,866,956 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 2000 and 1999 was 10.20% and 10.75%, respectively, of which 5.99% and 3.19% were investment income and 4.21% and 7.56% were a return of capital, respectively.

     As of December 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, primarily changes in interest rates. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                     Page Number

Independent Auditors' Report                                               12

Consolidated Balance Sheets as of December 31, 2000 and 1999               13

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                         14

Consolidated Statements of Changes in Partners' Equity for
  the Years Ended December 31, 2000, 1999 and 1998                         15

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998                                16-18

Notes to Consolidated Financial Statements                              19-32

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Partnership's reinvestment period ended November 11, 2000. The disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





                                       /s/ KPMG LLP
                                       ----------------------------------------
                                       KPMG LLP



March 28, 2001
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                  2000            1999
                                                                  ----            ----
       Assets

Cash                                                          $    838,897    $  3,991,527
                                                              ------------    ------------

Investment in finance leases
   Minimum rents receivable                                      7,289,853      11,854,142
   Estimated unguaranteed residual values                        3,829,489       6,186,947
   Initial direct costs                                             61,740         104,184
   Unearned income                                              (1,304,117)     (2,586,265)
   Allowance for doubtful accounts                                (277,068)       (266,670)
                                                              ------------    ------------
                                                                 9,599,897      15,292,338
Investment in operating leases
   Equipment, at cost                                           26,416,885      19,100,646
   Accumulated depreciation                                     (4,217,602)     (3,592,403)
                                                              ------------    ------------
                                                                22,199,283      15,508,243
Investment in financings
   Receivables due in installments                                  20,340         134,766
   Initial direct costs                                               --               334
   Unearned income                                                    (445)         (6,008)
   Allowance for doubtful accounts                                  (4,018)         (4,018)
                                                              ------------    ------------
                                                                    15,877         125,074
                                                              ------------    ------------

Investments in unconsolidated joint ventures                     3,011,244       3,072,508
                                                              ------------    ------------

Other assets                                                       672,615         627,003
                                                              ------------    ------------

Total assets                                                  $ 36,337,813    $ 38,616,693
                                                              ============    ============

Liabilities and Partners' Equity

Note payable - non-recourse - secured financing               $       --      $    103,145
Notes payable - non-recourse                                    21,194,679      20,677,786
Security deposits and deferred credits                           1,463,719       2,700,125
Accounts payable - other                                           278,253         125,530
Minority interest in joint venture                                  66,398          59,061
                                                              ------------    ------------
                                                                23,003,049      23,665,647
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                (194,393)       (178,293)
   Limited partners (378,168.47 and 378,368.47
     units outstanding, $100 per unit original issue price)     13,529,157      15,129,339
                                                              ------------    ------------

     Total partners' equity                                     13,334,764      14,951,046
                                                              ------------    ------------

Total liabilities and partners' equity                        $ 36,337,813    $ 38,616,693
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                  2000         1999          1998
                                                  ----         ----          ----
Revenues

   Rental income                               $2,467,500   $2,460,000   $2,435,986
   Finance income                               2,558,796    1,970,800    2,155,913
   Gains on sales of equipment                    589,547      438,622      835,048
   Income from leveraged lease                       --           --        213,841
   Income from investments in joint ventures       89,534       56,658      353,141
   Interest income and other                      187,714      110,078      168,441
                                               ----------   ----------   ----------

   Total revenues                               5,893,091    5,036,158    6,162,370
                                               ----------   ----------   ----------

Expenses

   Interest                                     1,928,625    1,686,377    2,164,887
   Management fees - General Partner              466,522      675,025      969,546
   Amortization of initial direct costs            42,778      175,600      893,953
   Depreciation                                   625,199      625,199      736,793
   Administrative expense reimbursements
     - General Partner                            232,159      345,569      485,391
   General and administrative                     291,257      298,031      384,414
   Provision for doubtful accounts                  9,763         --         52,997
   Minority interest expense                        7,337        9,337        6,750
                                               ----------   ----------   ----------

   Total expenses                               3,603,640    3,815,138    5,694,731
                                               ----------   ----------   ----------

Net income                                     $2,289,451   $1,221,020   $  467,639
                                               ==========   ==========   ==========

Net income allocable to:
   Limited partners                            $2,266,556   $1,208,810   $  462,963
   General Partner                                 22,895       12,210        4,676
                                               ----------   ----------   ----------

                                               $2,289,451   $1,221,020   $  467,639
                                               ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding                  378,283      379,187      379,984
                                               ==========   ==========   ==========

Net income per weighted average
   limited partnership unit                    $     5.99   $     3.19   $     1.22
                                               ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                                    Limited Partner Distributions

                                       Return of    Investment      Limited       General
                                        Capital       Income        Partners      Partner      Total
                                        -------       ------        --------      -------      -----
                                     (Per weighted average unit)

Balance at
   December 31, 1997                                              $21,718,078   $(112,740)  $21,605,338
                                                                                         -

Cash distributions
   to partners                          $  9.53       $ 1.22       (4,085,189)    (41,261)   (4,126,450)

Limited partnership units
   redeemed (1,324.92 units)                                          (62,073)        -         (62,073)

Net income                                                            462,963       4,676       467,639
                                                                  -----------   ---------   -----------

Balance at
   December 31, 1998                                               18,033,779    (149,325)   17,884,454

Cash distributions
   to partners                          $  7.56       $ 3.19       (4,075,766)    (41,178)   (4,116,944)

Limited partnership units
   redeemed (984.73 units)                                            (37,484)        -         (37,484)

Net income                                                          1,208,810      12,210     1,221,020
                                                                  -----------   ---------   -----------

Balance at
   December 31, 1999                                               15,129,339    (178,293)   14,951,046

Cash distributions
   to partners                          $  4.21       $ 5.99       (3,858,906)    (38,995)   (3,897,901)

Limited partnership units
   redeemed (200 units)                                                (7,832)        -          (7,832)

Net income                                                          2,266,556      22,895     2,289,451
                                                                  -----------   ---------   -----------

Balance at
   December 31, 2000                                              $13,529,157   $(194,393)  $13,334,764
                                                                  ===========   =========   ===========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998

                                                                2000          1999           1998
                                                                ----          ----           ----

Cash flows from operating activities:
   Net income                                               $ 2,289,451    $ 1,221,020    $   467,639
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                               625,199        625,199        736,793
     Provision for doubtful accounts                              9,763           --           52,997
     Rental income - paid directly to lenders by lessees     (2,467,500)    (2,460,000)    (2,435,986)
     Finance income portion of receivables paid directly
       to lenders by lessees                                 (1,244,276)    (1,665,251)    (1,721,166)
     Amortization of initial direct costs                        42,778        175,600        893,953
     Gains on sales of equipment                               (589,547)      (438,622)      (835,048)
     Income from investments in joint ventures                  (89,534)       (56,658)      (353,141)
     Interest expense on non-recourse financing
       paid directly by lessees                               1,850,592      1,652,894      2,041,550
     Income from leveraged lease                                   --             --         (213,841)
     Minority interest expense in joint venture                   7,337          9,337          6,750
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts                              635        (10,374)       112,122
       Distributions received from
         unconsolidated joint ventures                          152,303        753,857      1,000,802
       Investments in unconsolidated joint ventures            (114,005)    (1,788,621)      (307,714)
       Collection of principal - non-financed receivables     2,354,963      5,258,179      2,274,995
       Other assets                                             (45,612)      (245,198)        49,231
       Security deposits and deferred credits                (1,236,406)       128,483        815,548
       Minority interest in consolidated joint venture             --             --           (4,177)
       Accounts payable - other                                 152,723        (51,867)       (40,470)
       Accounts payable to General Partner and affiliates          --         (425,089)       373,766
       Other                                                     72,415          1,703        629,175
                                                            -----------    -----------    -----------

         Total adjustments                                     (518,172)     1,463,572      3,076,139
                                                            -----------    -----------    -----------

       Net cash provided by operating activities              1,771,279      2,684,592      3,543,778
                                                            -----------    -----------    -----------




                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                                  2000           1999            1998
                                                                  ----           ----            ----

Cash flows from investing activities:
   Proceeds from sales of equipment                             1,708,805       6,120,773       4,473,161
   Equipment purchased                                         (4,097,323)           --        (6,346,897)
   Investment in unconsolidated joint ventures                 (2,250,000)           --              --
   Proceeds from disposition of investment in
     unconsolidated joint venture                               2,362,500            --              --
                                                             ------------    ------------    ------------

       Net cash (used in) provided by investing activities     (2,276,018)      6,120,773      (1,873,736)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
   Cash distributions to partners                              (3,897,901)     (4,116,944)     (4,126,450)
   Proceeds from notes payable - non-recourse debt             11,752,147            --              --
   Principal payment on notes payable - non-recourse debt     (10,391,160)           --              --
   Principal payments on non-recourse secured financing          (103,145)       (784,670)     (1,356,509)
   Redemption of limited partnership units                         (7,832)        (37,484)        (62,073)
                                                             ------------    ------------    ------------

       Net cash used in financing activities                   (2,647,891)     (4,939,098)     (5,545,032)
                                                             ------------    ------------    ------------

Net (decrease) increase in cash                                (3,152,630)      3,866,267      (3,874,990)

Cash at beginning of year                                       3,991,527         125,260       4,000,250
                                                             ------------    ------------    ------------

Cash at end of year                                          $    838,897    $  3,991,527    $    125,260
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $1,928,625, $1,686,377 and $2,164,887 for the years ended December 31, 2000, 1999 and 1998 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,850,592, $1,652,894 and $2,041,550, respectively, and other interest expense of $78,033, $33,483 and $123,337, respectively.

     For the years ended December 31, 2000, 1999 and 1998 non-cash activities included the following:

                                                           2000            1999          1998
                                                           ----            ----          ----

Principal and interest on direct finance receivables
  paid directly to lenders by lessees                  $ 3,446,102    $      --      $ 6,583,726
Rental income - assigned operating
  lease receivables                                      2,467,500      2,460,000      2,435,986
Principal and interest on non-recourse financing
  paid directly to lenders by lessees                   (5,913,602)    (2,460,000)    (9,019,712)

Fair value of equipment and receivables purchased
  for debt and payables                                 (3,218,916)          --         (554,531)
Non-recourse notes payable assumed in
  purchase price                                         3,218,916           --          526,499
Accounts payable - equipment                                  --           28,032

Decrease in investment in finance leases and
   financings due to contribution to
   unconsolidated joint venture                               --          177,956           --
Increase in investments in
   unconsolidated joint ventures                              --         (177,956)          --
                                                       -----------    -----------    -----------

                                                       $       --     $      --      $      --
                                                       ===========    ===========    ===========






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994 and by its final closing in 1995, 383,857.12 units had been admitted into the Partnership with aggregate gross proceeds of $38,385,712. Between 1995 and 1998 the Partnership redeemed 4,503.92 limited partnership units. In 2000 and 1999 the Partnership redeemed 200 and 984.73 units, respectively, leaving 378,168.47 limited partnership units outstanding at December 31, 2000.

     The Partnership's reinvestment period ended November 11, 2000. The disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 1,324.92 units during 1998, 984.73 units in 1999 and 200 units in 2000. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Allowance for Doubtful Accounts - The Partnership records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

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

4.   Investments in Joint Ventures

     The Partnership and affiliates formed eight joint ventures for the purpose of acquiring and managing various assets.

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

     The seven joint ventures described below are less than 50% owned and are accounted for following the equity method. The Rowan Joint Venture was sold in the third quarter of 2000.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the years ended December 31, 2000 and 1999 is summarized below:

                                      December 31, 2000       December 31, 1999

Assets                                $     18,443,551        $    16,710,800
                                      ================        ===============

Liabilities                           $     11,280,394        $    10,254,831
                                      ================        ===============

Equity                                $      7,163,157        $     6,455,969
                                      ================        ===============

Partnership's share of equity         $         71,632        $        64,560
                                      ================        ===============

                                         Year Ended              Year Ended
                                      December 31, 2000       December 31, 1999

Net income                            $        707,188        $       877,584
                                      ================        ===============

Partnership's share of net income     $          7,072        $         8,776
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2000 and 1999 is summarized below:

                                            December 31, 2000          December 31, 1999
                                            -----------------          -----------------

Assets                                      $      9,002,519           $    17,967,741
                                            ================           ===============

Liabilities                                 $      6,848,927           $    14,701,353
                                            ================           ===============

Equity                                      $      2,153,592           $     3,266,388
                                            ================           ===============

Partnership's share of equity               $        719,337           $     1,064,687
                                            ================           ===============

                                               Year Ended                Year Ended
                                            December 31, 2000         December 31, 1999

Net (loss) income                           $       (661,929)          $       108,923
                                            ================           ===============

Partnership's share of net (loss) income    $       (205,424)          $        33,826
                                            ================           ===============

Distributions                               $        450,867           $     2,171,133
                                            ================           ===============

Partnership's share of distributions        $        139,926           $       673,811
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2000 and 1999 is summarized below:

                                      December 31, 2000     December 31, 1999
                                      -----------------     -----------------

Assets                                 $    18,324,933       $    29,975,710
                                       ===============       ===============

Liabilities                            $    16,068,825       $    27,991,447
                                       ===============       ===============

Equity                                 $     2,256,108       $     1,984,263
                                       ===============       ===============

Partnership's share of equity          $       187,933       $       165,289
                                       ===============       ===============

                                         Year Ended            Year Ended
                                      December 31, 2000     December 31, 1999
                                      -----------------     -----------------

Net income                             $       420,423       $       293,193
                                       ===============       ===============

Partnership's share of net income      $        35,021       $        24,423
                                       ===============       ===============

Distributions                          $       148,578       $       688,051
                                       ===============       ===============

Partnership's share of distributions   $        12,377       $        57,315
                                       ===============       ===============

     ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. The Partnership invested an additional $4,112 in 1999. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by the Partnership for $3,801,108. On March 30, 1999, ICON BF acquired the Partnership's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financings. There was no gain or loss to the Partnership on this transaction. The proceeds from the financing, were then distributed to the members of ICON BF.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position of ICON BF as of December 31, 2000 and 1999 is summarized below:

                                         December 31, 2000    December 31, 1999
                                         -----------------    -----------------

Assets                                   $     22,744,551      $    27,740,665
                                         ================      ===============

Liabilities                              $     12,819,987      $    18,880,079
                                         ================      ===============

Equity                                   $      9,924,564      $     8,860,586
                                         ================      ===============

Partnership's share of equity            $         49,620      $        44,299
                                         ================      ===============

Net income                               $      1,063,978      $     1,191,629
                                         ================      ===============

Partnership's share of net income        $          5,321      $         5,958
                                         ================      ===============

Distributions                            $        -            $     4,546,230
                                         ================      ===============

Partnership's share of distributions     $        -            $        22,731
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through December 31, 2000 and 1999 is summarized below:

                                         December 31, 2000    December 31, 1999

Assets                                   $     16,677,641      $    22,058,522
                                         ================      ===============

Liabilities                              $      9,311,356      $    15,221,822
                                         ================      ===============

Equity                                   $      7,366,285      $     6,836,700
                                         ================      ===============

Partnership's share of equity            $      1,868,719      $     1,733,675
                                         ================      ===============

                                                                   Date of
                                        For the Year Ended   Investments Through
                                         December 31, 2000    December 31, 1999

Net income (loss)                        $        529,585      $        64,020
                                         ================      ===============

Partnership's share of income (loss)     $        135,044      $       (16,325)
                                         ================      ===============

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B received a 1%, 10.31%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the venture as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                               December 31, 2000

 Assets                                         $    29,705,716
                                                ===============

 Liabilities                                    $    18,304,565
                                                ===============

 Equity                                         $    11,401,151
                                                ===============

 Partnership's share of equity                  $       114,005
                                                ===============

 Net income                                     $         -
                                                ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Rowan Joint Venture

     In December 1996, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") purchased for $12,325,000 a 50% share of an option to acquire a 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc.

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

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                       Finance
       Year            Leases             Financings            Total

       2001          $2,505,412          $   15,909          $2,521,321
       2002           2,003,823               2,532           2,006,355
       2003           1,588,924               1,899           1,590,823
       2004           1,191,694                --             1,191,694
                     ----------          ----------          ----------

                     $7,289,853          $   20,340          $7,310,193
                     ==========          ==========          ==========

6.   Investment in Operating Leases

     The investment in operating lease at December 31, 2000 and 1999 consisted of the following:

                                            2000            1999
                                            ----            ----

Equipment cost, beginning of year       $ 19,100,646    $ 19,100,646

Equipment acquisitions                     7,316,239            --
                                        ------------    ------------

Equipment cost, end of year               26,416,885      19,100,646
                                        ------------    ------------

Accumulated depreciation,
  beginning of year                       (3,592,403)     (2,967,204)

Depreciation                                (625,199)       (625,199)
                                        ------------    ------------

Accumulated depreciation, end of year     (4,217,602)     (3,592,403)
                                        ------------    ------------

Investment in operating lease           $ 22,199,283    $ 15,508,243
                                        ============    ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The original investment in an operating lease consists of one aircraft owned by ICON Cash Flow LLC II, a joint venture owned by the Partnership and Series E. In June 1997 ICON Cash Flow LLC II released the aircraft (formerly on lease to Alaska Airlines, Inc.) to Aero Mexico. The new lease is an operating lease which expires in September 2002. (See Note 4 for additional information relating to the joint venture.) The new equipment acquisitions consist of manufacturing, transportation and other equipment on lease to eight lessees. The lease terms range from June 2001 to November 2002.

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                        Finance
                                        Leases     Financings     Total

Balance at December 31, 1997          $ 110,120    $   5,823    $ 115,943

    Accounts written-off                (16,454)     (61,448)     (77,902)
    Recoveries on accounts
      previously written-off            165,724       24,300      190,024
    Provision for doubtful accounts      11,919       41,078       52,997
    Reclassification                    (40,160)      40,160         --
                                      ---------    ---------    ---------

Balance at December 31, 1998            231,149       49,913      281,062

    Accounts written-off                (19,672)     (45,895)     (65,567)
    Recoveries on accounts
      previously written-off             55,193         --         55,193
                                      ---------    ---------    ---------

Balance at December 31, 1999            266,670        4,018      270,688

    Recoveries on accounts
      previously written-off                635         --            635
    Provision for doubtful accounts       9,763         --          9,763
                                      ---------    ---------    ---------

Balance at December 31, 2000          $ 277,068    $   4,018    $ 281,086
                                      =========    =========    =========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Notes Payable

     Notes payable non-recourse bear interest at fixed rates ranging from 5.18% to 10.75% and mature as follows:

                                                Notes Payable
                                                Non-Recourse

                    2001                        $  5,653,902
                    2002                           3,496,443
                    2003                          10,604,083
                    2004                           1,440,251
                                                ------------

                                                $ 21,194,679
                                                ============

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                       Charged to
                                                       Operations

Management fees                                       $  969,546
Administrative expense reimbursements                    485,391
                                                      ----------

Year ended December 31, 1998                          $1,454,937
                                                      ==========

Management fees                                          675,025
Administrative expense reimbursements                    345,569
                                                      ----------

Year ended December 31, 1999                          $1,020,594
                                                      ==========

Management fees                                       $  466,522
Administrative expense reimbursements                    232,159
                                                      ----------

Year ended December 31, 2000                          $  698,681
                                                      ==========

     The Partnership had investments in eight joint ventures with other Partnerships sponsored by the General Partner. One of the joint ventures was sold in 2000. (See Note 4 for additional information relating to the joint ventures.)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON Six Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON Six Corp. The Partnership's consolidated financial statements include 100% of the accounts of ICON Six Corp. As of December 31, 2000, there was no federal tax liability for ICON Six Corp.

11.  Commitments and Contingencies

     The Partnership entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these parties based on specified formulas. For the years ended December 31, 2000 and 1999, the Partnership has not made any payments pursuant to such agreements.

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          2000           1999           1998
                                          ----           ----           ----

Net income per financial statements   $ 2,289,451    $ 1,221,020    $   467,639

Differences due to:
  Direct finance leases ...........     1,996,665      1,933,804      8,548,014
  Depreciation ....................    (4,158,021)    (5,546,928)    (7,834,138)
  Provision for losses ............      (271,528)      (119,975)        (8,554)
  Loss on sale of equipment .......      (411,606)    (1,098,989)        50,639
  Other ...........................         9,631        204,129     (4,839,645)
                                      -----------    -----------    -----------

Partnership (loss) for
 federal income tax purposes ......   $  (545,408)   $(3,406,939)   $(3,616,045)
                                      ===========    ===========    ===========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $13,334,764 compared to the partners' capital accounts for federal income tax purposes of $7,624,151 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

13.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                            For the Quarters Ended
                                             --------------------------------------------------

                                              March 31,     June 30,  September 30, December 31,
                                              --------      -------   ------------  -----------

2000
     Revenues ....................           $1,195,997   $1,818,017   $1,790,912   $1,088,165
                                             ==========   ==========   ==========   ==========

     Net income allocable to
       limited partners ..........           $  334,848   $  926,252   $  940,638   $   64,818
                                             ==========   ==========   ==========   ==========

     Net income per weighted
       average limited partnership unit      $     0.88   $     2.45   $     2.49   $     0.17
                                             ==========   ==========   ==========   ==========

1999
     Revenues ....................           $1,688,470   $1,203,568   $1,105,540   $1,038,580
                                             ==========   ==========   ==========   ==========

     Net income allocable to
       limited partners ..........           $  698,221   $  161,675   $  237,276   $  111,638
                                             ==========   ==========   ==========   ==========

     Net income per weighted
       average limited partnership unit      $     1.84   $     0.43   $     0.63   $     0.29
                                             ==========   ==========   ==========   ==========


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

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

     Beaufort J.B. Clarke       Chairman, Chief Executive Officer and Director

     Paul B. Weiss              President and Director

     Thomas W. Martin           Executive Vice President and Director

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2000, 1999 and 1998.

                                             Type of
     Entity                Capacity       Compensation         2000        1999         1998
     ------                --------       ------------         ----        ----         ----

ICON Capital Corp.     General Partner   Management fees   $  466,522   $  675,025   $  969,546
ICON Capital Corp.     General Partner   Admin. expense
                                          reimbursements      232,159      345,569      485,391
                                                           ----------   ----------   ----------

                                                           $  698,681   $1,020,594   $1,454,937
                                                           ==========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 19, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See  Item  9  for  a  discussion   of  the   Partnership's   related  party
transactions.

     See Note 4 for a discussion of the Partnership's related party investments in joint ventures.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2000


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

                                  ICON CASH FLOW PARTNERS L.P. Six
                                  File No. 33-36376 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: March 28, 2001              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 28, 2001              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date: March 28, 2001              /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date: March 28, 2001              /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.