Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 2001-05-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                         0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                     March 31,      December 31,
                                                       2001             2000
                                                       ----             ----

       Assets

Cash ...........................................   $    575,606    $    838,897
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................      6,646,891       7,289,853
   Estimated unguaranteed residual values ......      3,747,543       3,829,489
   Initial direct costs ........................         55,839          61,740
   Unearned income .............................     (1,121,606)     (1,304,117)
   Allowance for doubtful accounts .............       (277,068)       (277,068)
                                                   ------------    ------------

                                                      9,051,599       9,599,897
                                                   ------------    ------------
Investment in operating leases
   Equipment, at cost ..........................     23,767,289      26,416,885
   Accumulated depreciation ....................     (4,648,170)     (4,217,602)
                                                   ------------    ------------

                                                     19,119,119      22,199,283

Investments in unconsolidated joint ventures ...      3,024,942       3,011,244
                                                   ------------    ------------

Investment in financings
   Receivables due in installments .............         15,109          20,340
   Unearned income .............................           (285)           (445)
   Allowance for doubtful accounts .............         (4,018)         (4,018)
                                                   ------------    ------------

                                                         10,806          15,877
                                                   ------------    ------------

Other assets ...................................        694,158         672,615
                                                   ------------    ------------

Total assets ...................................   $ 32,476,230    $ 36,337,813
                                                   ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                        March 31,    December 31,
                                                          2001           2000
                                                          ----           ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .....................   $ 18,889,835    $ 21,194,679
Security deposits and deferred credits ...........      1,473,789       1,463,719
Accounts payable .................................        487,419         278,253
Minority interest in consolidated joint venture ..         67,735          66,398
                                                     ------------    ------------

                                                       20,918,778      23,003,049

Partners' equity (deficiency)
   General Partner ...............................       (212,166)       (194,393)
   Limited partners (378,168.47 units outstanding,
     $100 per unit original issue price) .........     11,769,618      13,529,157
                                                     ------------    ------------

     Total partners' equity ......................     11,557,452      13,334,764
                                                     ------------    ------------

Total liabilities and partners' equity ...........   $ 32,476,230    $ 36,337,813
                                                     ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,

                                   (unaudited)

                                                      2001         2000
                                                      ----         ----
Revenues
  Rental income .......................           $  997,426   $  616,500
  Finance income ......................              256,660      368,404
  Net gain on sales of equipment ......              534,563       82,600
  Income from equity investment
    in joint ventures .................               13,698       90,271
  Interest income and other ...........               99,094       38,222
                                                  ----------   ----------

   Total revenues .....................            1,901,441    1,195,997
                                                  ----------   ----------

Expenses

  Interest ............................              543,865      419,018
  General and administrative ..........               74,228       74,179
  Depreciation ........................              430,568      156,300
  Management fees - General Partner ...              106,178      125,706
  Minority interest in joint ventures .                1,337        2,550
  Amortization of initial direct costs                 5,901       14,929
  Administrative expense reimbursements
    - General Partner .................               52,067       65,085
                                                  ----------   ----------

Total expenses ........................            1,214,144      857,767
                                                  ----------   ----------

Net income ............................           $  687,297   $  338,230
                                                  ==========   ==========

Net income allocable to:
  Limited partners ....................              680,424      334,848
  General Partner .....................                6,873        3,382
                                                  ----------   ----------

                                                  $  687,297   $  338,230
                                                  ==========   ==========

Weighted average number of limited
   partnership units outstanding ......              378,283      378,388
                                                  ==========   ==========

Net income per weighted average
   limited partnership unit ...........           $     1.80   $      .88
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                    Limited Partner Distributions

                                       Return of    Investment     Limited       General
                                        Capital      Income        Partners      Partner       Total
                                        -------      ------        --------      -------       -----
                                     (Per weighted average unit)

Balance at
   December 31, 1999                                             $15,129,339   $ (178,293)  $14,951,046

Cash distributions
   to partners                          $     4.21   $   5.99     (3,858,906)     (38,995)   (3,897,901)

Limited partnership units
   redeemed (200 units)                                               (7,832)         -          (7,832)

Net income                                                         2,266,556       22,895     2,289,451
                                                                 -----------   ----------   -----------

Balance at
   December 31, 2000                                              13,529,157     (194,393)   13,334,764

Cash distributions
   to partners                          $     4.65   $   1.80     (2,439,963)     (24,646)   (2,464,609)

Net income                                                           680,424        6,873       687,297
                                                                 -----------   ----------   -----------

Balance at
   March 31, 2001                                                $11,769,618   $ (212,166)  $11,557,452
                                                                 ===========   ==========   ===========









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                         2001           2000
                                                                         ----           ----

Cash flows from operating activities:
   Net income ....................................................   $   687,297    $   338,230
                                                                     -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Rental income - paid directly to lenders by lessees .......      (997,426)      (616,500)
       Interest expense on non-recourse financing
         paid directly by lessees ................................       526,521        417,117
       Finance income portion of receivables paid directly
         to lenders by lessees ...................................      (180,548)      (345,010)
       Amortization of initial direct costs ......................         5,901         14,929
       Income from investments in unconsolidated joint ventures ..       (13,698)       (90,271)
       Depreciation ..............................................       430,568        156,300
       Gain on sales of equipment ................................      (534,563)       (82,600)
       Change in operating assets and liabilities:
         Other assets ............................................       (21,543)       (12,896)
         Collection of principal - non-financed receivables ......       101,054        135,894
         Distributions received from unconsolidated joint ventures          --           35,690
         Minority interest in consolidated joint venture .........         1,337          2,550
         Security deposits and deferred credits ..................        10,070        883,561
         Accounts payable ........................................       209,166         56,739
         Other ...................................................       (63,484)        75,458
                                                                     -----------    -----------

           Total adjustments .....................................      (526,645)       630,961
                                                                     -----------    -----------

       Net cash provided by operating activities .................       160,652        969,191
                                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ..............................     3,332,644        188,631
   Investment in unconsolidated joint ventures ...................          --       (2,250,000)
                                                                     -----------    -----------

       Net cash provided by (used in) investing activities .......     3,332,644     (2,061,369)
                                                                     -----------    -----------



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                                             2001             2000
                                                             ----             ----

Cash flows from financing activities:
   Cash distributions to partners .....................    (2,464,609)    (1,027,375)
   Principal payments on non-recourse secured financing          --          (36,378)
   Principal payments on notes payable - non-recourse .    (1,291,978)      (900,842)
   Redemption of limited partnership units ............          --           (7,832)
                                                          -----------    -----------

       Net cash used in financing activities ..........    (3,756,587)    (1,972,427)
                                                          -----------    -----------

Net decrease in cash ..................................      (263,291)    (3,064,605)

Cash at beginning of period ...........................       838,897      3,991,527
                                                          -----------    -----------

Cash at end of period .................................   $   575,606    $   926,922
                                                          ===========    ===========


























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


     For the three months ended March 31, 2001 and 2000, non-cash activities included the following:

                                                        2001           2000
                                                        ----           ----

Principal and interest on direct finance
   receivables paid directly to
   lenders by lessees ...........................   $   541,961    $ 1,696,989
Rental income assigned operating lease receivable       997,426        616,500
Principal and interest on non-recourse
   financing paid directly to lenders by lessees     (1,539,387)    (2,313,489)
                                                    -----------    -----------

                                                    $      --      $     --
                                                    ===========    ===========

     Interest expense of $543,865 and $419,018 for the three months ended March 31, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $526,521 and $417,117, respectively, and other interest of $17,344 and $1,901 respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                                   (unaudited)

1.    Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

2.    Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2001 and 2000 are as follows:

                                2001          2000
                                ----          ----

Management fees               $106,178      $125,706    Charged to operations
Administrative expense
  reimbursements                52,067        65,085    Charged to operations
                              --------      --------

Total                         $158,245      $190,791
                              ========      ========

     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. See Note 3 for information relating to the current joint ventures.

     See Note 4 for information relating to the first quarter 2000 investment in, and subsequent acquisition, by a partnership sponsored by the General Partner of the Partnership's interest in another joint venture.

3.    Investment in Joint Ventures

     The Partnership and affiliates have investments in seven joint ventures involved in acquiring and managing various assets.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the three months ended March 31, 2001 is summarized below:

                                                       March 31, 2001

   Assets                                             $    18,296,719
                                                      ===============

   Liabilities                                        $    10,996,559
                                                      ===============

   Equity                                             $     7,300,160
                                                      ===============

   Partnership's share of equity                      $        73,002
                                                      ===============

                                                     Three Months Ended
                                                       March 31, 2001

   Net income                                         $       137,003
                                                      ===============

   Partnership's share of net income                  $         1,370
                                                      ===============

      ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81% 31.19% and 19.97% interest, respectively, in 1997-A based on the value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 2001 is summarized below:

                                                             March 31, 2001

 Assets                                                     $     7,487,972
                                                            ===============

 Liabilities                                                $     5,383,524
                                                            ===============

 Equity                                                     $     2,104,448
                                                            ===============

 Partnership's share of equity                              $       704,083
                                                            ===============

                                                          Three Months Ended
                                                            March 31, 2001

 Net loss                                                   $       (49,144)
                                                            ================

 Partnership's share of net loss                            $       (15,252)
                                                            ================

     1997-A recorded a provision for bad debt of $125,000 during the quarter ended March 31, 2001.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 2001 is summarized below:

                                                   March 31, 2001

   Assets                                         $    16,276,983
                                                  ===============

   Liabilities                                    $    14,145,168
                                                  ===============

   Equity                                         $     2,131,815
                                                  ===============

   Partnership's share of equity                  $       177,577
                                                  ===============

                                                 Three Months Ended
                                                   March 31, 2001

   Net (loss)                                     $      (124,293)
                                                  ================

   Partnership's share of net (loss)              $       (10,356)
                                                  ================

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108. On March 30, 1999, ICON BF acquired the Partnership's investment in the portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financings. There was no gain or loss to the Partnership on this transaction. The proceeds from the financing were then distributed to the members of ICON BF.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the three months ended March 31, 2001 is summarized below:

                                                    March 31, 2001

        Assets                                      $    23,335,491
                                                    ===============

        Liabilities                                 $    13,101,405
                                                    ===============

        Equity                                      $    10,234,086
                                                    ===============

        Partnership's share of equity               $        51,174
                                                    ===============

                                                  Three Months Ended
                                                    March 31, 2001

        Net income                                  $       310,871
                                                    ===============

        Partnership's share of net income           $         1,554
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the three months ended March 31, 2001 is summarized below:

                                                     March 31, 2001

         Assets                                      $   13,936,750
                                                     ==============

         Liabilities                                 $    6,439,033
                                                     ==============

         Equity                                      $    7,497,716
                                                     ==============

         Partnership's share of equity               $    1,902,234
                                                     ==============

                                                  For the Three Months
                                                  Ended March 31, 2001

         Net income                                  $      131,431
                                                     ==============

         Partnership's share of income               $       33,515
                                                     ==============

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%, 10.31%, and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the three months ended March 31, 2001 is summarized below:

                                                      March 31, 2001

          Assets                                      $   28,044,339
                                                      ==============

          Liabilities                                 $   16,356,405
                                                      ==============

          Equity                                      $   11,687,934
                                                      ==============

          Partnership's share of equity               $      116,872
                                                      ==============

                                                   For the Three Months
                                                   Ended March 31, 2001

          Net income                                  $      286,784
                                                      ==============

          Partnership's share of income               $        2,867
                                                      ==============

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

4.   Acquisition and Disposition of Investment in Joint Venture

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

     In the third quarter of 2000, L.P. Seven exercised its right to repurchase the Partnership's interest in the joint venture. As a result of this transaction, the Partnership recognized income from equity investment in joint ventures of $112,500 in the third quarter of 2000.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 29%, 61%, 10% and 0% of total investments at March 31, 2001, respectively, and 27%, 64%, 9% and 0% of total investments at March 31, 2000, respectively.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were $1,901,441 representing an increase of $705,444 from 2000. The increase in revenues resulted primarily from increases in net gain on sales of equipment of $451,963 and rental income of $380,926. These increases were partially offset by decreases in finance income of $111,744 and income from equity investment in joint ventures of $76,573. The increase in net gain on sales of equipment resulted primarily from the sale of equipment to National Broadcasting Company, which generated a gain of approximately $470,000 in the 2001 period. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. The decrease in finance income resulted from the decrease in the average size of the finance lease portfolio from 2000 to 2001. Income from equity investment in joint ventures decreased due to a decrease in the average size of the finance lease portfolios of two of the underlying joint ventures, ICON Receivables 1997-A and ICON Receivables 1997-B from 2000 to 2001.

     Expenses for the three months ended March 31, 2001 were $1,214,144 representing an increase of $356,377 from 2000. The increase in expenses resulted from increases in depreciation expense of $274,268 and interest expense of $124,847. The increase in expenses was partially offset by decreases in management fees - General Partner of $19,528, administrative expense reimbursements - General Partner of $13,018 and amortization of initial direct costs of $9,028. The increases in depreciation expense and interest expense resulted from the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000 which was funded with cash and non-recourse borrowings assumed in the purchase price. The decreases in management fees - General Partner, administrative expense reimbursements - General Partner and amortization of initial direct costs resulted primarily from a decrease in the average size of the finance lease portfolio from 2000 to 2001.

     Net income for the three months ended March 31, 2001 and 2000 was $687,297 and $338,230, respectively. The net income per weighted average limited partnership unit outstanding was $1.80 and $.88 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2001 and 2000 was proceeds from the sale of equipment of $3,332,644 in 2001 and net cash provided by operating activities of $969,191 in 2000. These funds were used to fund cash distributions to partners, make scheduled payments on borrowings and, in 2000, to fund an investment in unconsolidated joint ventures. The Partnership intends to fund its future debt servicing and cash distribution requirements utilizing cash from operations and proceeds from sales of equipment. Cash distributions to limited partners for the three months ended March 31, 2001 and 2000 totaled $2,439,963 and $1,017,100, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

     As of March 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                     ICON Cash Flow Partners L. P. Six
                                     File No. 33-36376 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




      May 11, 2001                   /s/ Thomas W. Martin
------------------------             -------------------------------------------
          Date                       Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)