Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2001-08-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                          0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      June 30,      December 31,
                                                       2001            2000
                                                       ----            ----

       Assets

Cash                                               $    132,156    $    838,897
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable                           5,747,416       7,289,853
   Estimated unguaranteed residual values             1,748,300       3,829,489
   Initial direct costs                                  49,629          61,740
   Unearned income                                     (891,431)     (1,304,117)
   Allowance for doubtful accounts                     (277,068)       (277,068)
                                                   ------------    ------------

                                                      6,376,846       9,599,897
                                                   ------------    ------------
Investment in operating leases
   Equipment, at cost                                23,767,289      26,416,885
   Accumulated depreciation                          (5,078,738)     (4,217,602)
                                                   ------------    ------------

                                                     18,688,551      22,199,283

Investments in unconsolidated joint ventures          2,443,459       3,011,244
                                                   ------------    ------------

Investment in financings
   Receivables due in installments                    1,873,062          20,340
   Unearned income                                      (52,568)           (445)
   Allowance for doubtful accounts                       (4,018)         (4,018)
                                                   ------------    ------------

                                                      1,816,476          15,877
                                                   ------------    ------------

Other assets                                            812,734         672,615
                                                   ------------    ------------

Total assets                                       $ 30,270,222    $ 36,337,813
                                                   ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                       June 30,       December 31,
                                                         2001             2000
                                                         ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse                         $ 17,797,582    $ 21,194,679
Security deposits and deferred credits                  1,236,020       1,463,719
Accounts payable                                          398,396         278,253
Minority interest in consolidated joint venture            69,089          66,398
                                                     ------------    ------------

                                                       19,501,087      23,003,049

Partners' equity (deficiency)
   General Partner                                       (220,049)       (194,393)
   Limited partners (378,168.47 units outstanding,
     $100 per unit original issue price)               10,989,184      13,529,157
                                                     ------------    ------------

   Total partners' equity                              10,769,135      13,334,764
                                                     ------------    ------------

Total liabilities and partners' equity               $ 30,270,222    $ 36,337,813
                                                     ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                For the Three Months          For the Six Months
                                                   Ended June 30,               Ended June 30,
                                                  2001        2000             2001        2000
                                                  ----        ----             ----        ----

Revenues
Rental income                                  $  931,489  $  615,000       $1,928,915  $1,231,500
Finance income                                    241,673     981,390          498,333   1,349,794
   Gains on sales of equipment                    166,898      83,170          701,461     165,770
(Loss) income from equity investment
 in joint ventures                               (581,483)     89,589         (567,785)    179,860
Interest income and other                          85,003      48,868          184,097      87,090
                                               ----------  ----------       ----------  ----------

   Total revenues                                 843,580   1,818,017        2,745,021   3,014,014
                                               ----------  ----------       ----------  ----------

Expenses
   Interest                                       523,205     412,535        1,067,070     831,553
   Depreciation                                   430,568     156,300          861,136     312,600
   Management fees- General Partner               113,061     109,943          219,239     235,649
   General and administrative                      56,117     134,164          137,345     208,343
   Administrative expense reimbursements
    - General Partner                              55,587      55,214          100,654     120,299
   Amortization of initial direct costs             6,210      11,705           12,111      26,634
   Minority interest in joint ventures              1,354       2,548            2,691       5,098
                                               ----------  ----------       ----------  ----------

   Total expenses                               1,186,102     882,409        2,400,246   1,740,176
                                               ----------  ----------       ----------  ----------

Net (loss) income                              $ (342,522) $  935,608       $  344,775  $1,273,838
                                               ==========  ==========       ==========  ==========

Net (loss) income allocable to:
   Limited partners                            $ (339,097) $  926,252       $  341,327  $1,261,100
   General Partner                                 (3,425)      9,356            3,448      12,738
                                               ----------  ----------       ----------  ----------

                                               $ (342,522) $  935,608       $  344,775  $1,273,838
                                               ==========  ==========       ==========  ==========

Weighted average number of limited
   partnership units outstanding                  378,168     378,288          378,168     378,338
                                               ==========  ==========       ==========  ==========

Net (loss) income per weighted average
   limited partnership unit                    $     (.90) $     2.45       $      .90  $     3.33
                                               ==========  ==========       ==========  ==========


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                  Limited Partner Distributions

                                      Return of   Investment     Limited       General
                                       Capital      Income       Partners      Partner      Total
                                       -------      ------       --------      -------      -----
                                   (Per weighted average unit)

Balance at
   December 31, 1999                                           $15,129,339   $(178,293)  $14,951,046

Cash distributions
   to partners                          $4.21       $5.99       (3,858,906)    (38,995)   (3,897,901)

Limited partnership units
   redeemed (200 units)                                             (7,832)        -          (7,832)

Net income                                                       2,266,556      22,895     2,289,451
                                                               -----------   ---------   -----------

Balance at
   December 31, 2000                                            13,529,157    (194,393)   13,334,764

Cash distributions
   to partners                          $6.72       $ .90       (2,881,300)    (29,104)   (2,910,404)

Net income                                                         341,327       3,448       344,775
                                                               -----------   ---------   -----------

Balance at
   June 30, 2001                                               $10,989,184   $(220,049)  $10,769,135
                                                               ===========   ==========  ===========











See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                                           2001           2000
                                                                           ----           ----

Cash flows from operating activities:
   Net income                                                          $   344,775    $ 1,273,838
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Rental income - paid directly to lenders by lessees                (1,928,915)    (1,231,500)
     Interest expense on non-recourse financing
      paid directly by lessees                                           1,002,498        828,854
     Finance income portion of receivables paid directly
      to lenders by lessees                                               (399,182)      (698,074)
     Amortization of initial direct costs                                   12,111         26,634
     Loss (income) from investments in unconsolidated joint ventures       567,785       (179,860)
     Depreciation                                                          861,136        312,600
     Gain on sales of equipment                                           (701,461)      (165,770)
     Minority interest in consolidated joint venture                         2,691          5,098
     Change in operating assets and liabilities:
      Other assets                                                        (140,119)      (379,288)
      Collection of principal - non-financed receivables                   220,915        446,223
      Security deposits and deferred credits                              (227,699)       336,085
      Accounts payable                                                     120,143        134,738
      Other                                                                  5,119       (301,319)
                                                                       -----------    -----------

        Total adjustments                                                 (604,978)      (865,579)
                                                                       -----------    -----------

     Net cash (used in) provided by operating activities                  (260,203)       408,259
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      3,652,921        885,631
   Investment in unconsolidated joint ventures                                --       (2,250,000)
   Distributions received from unconsolidated joint ventures                  --          136,926
                                                                       -----------    -----------

     Net cash provided by (used in) investing activities                 3,652,921     (1,227,443)
                                                                       -----------    -----------



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                                               2001            2000
                                                               ----            ----

Cash flows from financing activities:
   Proceeds from non-recourse debt                                --        11,752,147
   Cash distributions to partners                           (2,910,404)     (2,054,296)
   Principal payments on non-recourse secured financing           --          (103,145)
   Principal payments on notes payable - non-recourse       (1,189,055)     (9,582,906)
   Redemption of limited partnership units                        --            (7,832)
                                                          ------------    ------------

     Net cash used in financing activities                  (4,099,459)          3,968
                                                          ------------    ------------

Net decrease in cash                                          (706,741)       (815,216)

Cash at beginning of period                                    838,897       3,991,527
                                                          ------------    ------------

Cash at end of period                                     $    132,156    $  3,176,311
                                                          ============    ============

























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     For the six months ended June 30, 2001 and 2000, non-cash activities included the following:

                                                         2001           2000
                                                         ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 1,281,625    $ 2,299,881
Rental income assigned operating lease receivable      1,928,915      1,231,500
Principal and interest on non-recourse
   financing paid directly to lenders by lessees      (3,210,540)    (3,531,381)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

     Interest expense of $1,067,070 and $831,553 for the six months ended June 30, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,002,498 and $828,854, respectively, and other interest of $64,572 and $2,699, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

2.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2001 and 2000 are as follows:

                                2001          2000
                                ----          ----

Management fees               $219,239      $235,649    Charged to operations
Administrative expense
  reimbursements               100,654       120,299    Charged to operations
                              --------      --------

Total                         $319,893      $355,948
                              ========      ========

     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. See Note 3 for information relating to the current joint ventures.

     See Note 4 for information relating to the Partnership's first quarter 2000 investment in, and subsequent sale, to a partnership sponsored by the General Partner of the Partnership's interest in another joint venture.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                           June 30, 2001        June 30, 2000
                                           -------------        -------------

Assets                                      $18,149,947          $16,431,356
                                            ===========          ===========

Liabilities                                 $10,711,220          $ 9,470,874
                                            ===========          ===========

Equity                                      $ 7,438,727          $ 6,960,482
                                            ===========          ===========

Partnership's share of equity               $    74,387          $    69,604
                                            ===========          ===========

                                         Six Months Ended     Six Months Ended
                                           June 30, 2001        June 30, 2000
                                                                -------------

Net income                                  $   275,570          $   490,352
                                            ===========          ===========

Partnership's share of net income           $     2,756          $     4,903
                                            ===========          ===========

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                           June 30, 2001        June 30, 2000
                                           -------------        -------------

Assets                                      $5,196,836           $13,201,640
                                            ==========           ===========

Liabilities                                 $4,872,966           $10,160,355
                                            ==========           ===========

Equity                                      $  323,870           $ 3,041,285
                                            ==========           ===========

Partnership's share of equity               $  100,508           $   982,770
                                            ==========           ===========

                                          Six Months Ended     Six Months Ended
                                           June 30, 2001         June 30, 2000
                                           -------------         -------------

Net (loss) income                           $(1,868,675)          $   186,848
                                            ===========           ===========

Partnership's share of net income (loss)    $  (618,829)          $    58,010
                                            ===========           ===========

Distributions                               $     -               $   450,866
                                            ===========           ===========

Partnership's share of distributions        $     -               $   136,926
                                            ===========           ===========

     1997-A recorded a provision for bad debt of $1,825,000 during the six month period ended June 30, 2001.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                            June 30, 2001       June 30, 2000
                                            -------------       -------------

 Assets                                      $13,597,728         $24,484,347
                                             ===========         ===========

 Liabilities                                 $11,652,865         $22,186,671
                                             ===========         ===========

 Equity                                      $ 1,944,863         $ 2,297,676
                                             ===========         ===========

 Partnership's share of equity               $   162,006         $   203,773
                                             ===========         ===========

                                            Six Months Ended    Six Months Ended
                                             June 30, 2001       June 30, 2000
                                             -------------       -------------

 Net (loss) income                           $  (311,245)        $   461,992
                                             ============        ===========

 Partnership's share of net (loss) income    $   (25,927)        $    38,484
                                             ============        ===========

     1997-B recorded a provision for bad debts of $275,000 during the six month period ended June 30, 2001.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON BF as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                          June 30, 2001         June 30, 2000
                                          -------------         -------------

Assets                                     $23,911,926           $25,426,982
                                           ===========           ===========

Liabilities                                $13,287,548           $16,006,365
                                           ===========           ===========

Equity                                     $10,624,378           $ 9,420,617
                                           ===========           ===========

Partnership's share of equity              $    53,118           $    47,103
                                           ===========           ===========

                                         Six Months Ended      Six Months Ended
                                          June 30, 2001         June 30, 2000
                                          -------------         -------------

Net income                                 $   699,814           $   560,899
                                           ===========           ===========

Partnership's share of net income          $     3,499           $     2,805
                                           ===========           ===========

AIC Trust

     During 1999, L.P. Seven, an affiliate of the Partnership, acquired a portfolio of equipment leases for $6,854,830. Subsequently, L.P. Seven sold interests in this portfolio at various dates in 1999 to Eight A, an affiliate of the Partnership, for $3,000,000 and to the Partnership for $1,750,000. These sales were made at book value, which approximated fair market value at the dates of sale. L.P. Seven recognized no gain or loss on the sales of these interests.

     As a result of the sales of these interests, the Partnership and Eight A own interests aggregating 25.51% and 43.73% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the Partnerships' percentage ownership interests in the venture during the respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of AIC Trust as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                          June 30, 2001       June 30, 2000
                                          -------------       -------------

Assets                                     $13,804,295         $18,050,244
                                           ===========         ===========

Liabilities                                $ 6,185,052         $10,910,913
                                           ===========         ===========

Equity                                     $ 7,619,243         $ 7,139,331
                                           ===========         ===========

Partnership's share of equity              $ 1,933,223         $ 1,812,194
                                           ===========         ===========

                                       For the Six Months   For the Six Months
                                       Ended June 30, 2001  Ended June 30, 2000
                                       -------------------  -------------------

Net income                                 $   252,958         $   302,631
                                           ===========         ===========

Partnership's share of net income          $    64,504         $    75,658
                                           ===========         ===========

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L. P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, Fund Eight A, L.P. Seven and Fund Eight B received 1%, 1%, 10.31%, and 87.69% interests, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the six months ended June 30, 2001 is summarized below:

                                            June 30, 2001
                                            -------------

 Assets                                      $26,577,444
                                             ===========

 Liabilities                                 $14,555,068
                                             ===========

 Equity                                      $12,022,376
                                             ===========

 Partnership's share of equity               $   120,217
                                             ===========

                                         For the Six Months
                                         Ended June 30, 2001
                                         -------------------

 Net income                                  $   621,225
                                             ===========

 Partnership's share of net income           $     6,212
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

5.   Investment in Financings

     In the second quarter of 2001, the original lease term of a production facility accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $1,810,085. The underlying equipment was financed under a five-year note agreement. The note received as a result of the financing is included in investment in financings. There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 22%, 64%, 8% and 6% of total investments at June 30, 2001, respectively, and 38%, 45%, 16% and 1% of total investments at June 30, 2000, respectively.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were $843,580 representing a decrease of $974,437 from 2000. The decrease in revenues was due primarily to decreases in finance income of $739,717 and in income from equity investments in joint ventures of $671,072. These decreases were partially offset by increases in rental income of $316,489, and gain on sales of equipment of $83,728. The decrease in finance income resulted primarily from a high level of renewal rent received in the second quarter of 2000 on certain leases which were in excess of the remaining residual values and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The loss from equity investment in joint ventures of $581,483 in 2001 compared to income of $89,589 in 2000 was the result of provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,700,000 and $150,000, respectively, in the 2001 period. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. The increase in gain on sales of equipment was due to an increase in the number of leases maturing for which the proceeds received were in excess of the carrying value of the equipment.

     Expenses for the three months ended June 30, 2001 were $1,186,102 representing an increase of $303,693 from 2000. The increase in expenses was primarily the result of increases in depreciation expense of $274,268 and interest expense of $110,670. These increases were partially offset by decreases in general and administrative expenses of $78,047 and amortization of initial direct costs of $5,495. Depreciation expense and interest expense increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000, which was funded with cash and non-recourse borrowings assumed in the purchase price. Interest expense also increased due to a higher average effective interest rate on overall borrowings in 2001. The decreases in general and administrative expenses and amortization of initial direct costs resulted primarily from lower professional fee levels in 2001 and a decrease in the average size of the finance lease portfolio from 2000 to 2001.

     Net (loss) income for the three months ended June 30, 2001 and 2000 was ($342,522) and $935,608 respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.90) and $2.45 for 2001 and 2000, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 were $2,745,021 representing a decrease of $268,993 from 2000. The decrease in revenues was due primarily to decreases in finance income of $851,461 and in income from equity investment in joint ventures of $747,645. These decreases were partially offset by increases in rental income of $697,415 and gain on sales of equipment of $535,691. The decrease in finance income resulted primarily from a high level of renewal rent received in the second quarter of 2000

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

on certain leases which were in excess of the remaining residual values and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The loss from equity investment in joint ventures of $567,785 in 2001 compared to income of $179,860 in 2000 was the result of provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $275,000, respectively, in the 2001 period. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. Gain on sale of equipment increased primarily from the first quarter sale of equipment to National Broadcasting Company in the first quarter of 2001, which generated a gain of approximately $470,000.

     Expenses for the six months ended June 30, 2001 were $2,400,246 representing an increase of $660,070 from 2000. The increase in expenses resulted primarily from increases in depreciation expense of $548,536 and interest expense of $235,517. These increases were partially offset by a decrease in general and administrative expenses of $70,998. Depreciation expense and interest expense increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000 which was funded with cash and non-recourse borrowings assumed in the purchase price. Interest expense also increased due to a higher average effective interest rate on overall borrowings in 2001. The decrease in general and administrative expenses resulted primarily from lower professional fee levels in 2001.

     Net income for the six months ended June 30, 2001 and 2000 was $ 344,775 and $ 1,273,838, respectively. The net income per weighted average limited partnership unit outstanding was $ .90 and $ 3.33 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the six months ended June 30, 2001 and 2000 was proceeds from the sale of equipment of $3,652,921 in 2001 and proceeds from borrowings of $11,752,147 in 2000. These funds were used to fund cash distributions to partners, make scheduled payments on borrowings and, in 2000, to fund an investment in unconsolidated joint ventures. The Partnership intends to fund its future debt servicing requirements and cash distributions utilizing cash from operations and proceeds from sales of equipment. Cash distributions to limited partners for the six months ended June 30, 2001 and 2000 totaled $2,881,300 and $2,033,752, respectively.

     As of June 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

                                     ICON Cash Flow Partners L. P. Six
                                     File No. 33-36376 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




August 10, 2001                      /s/ Thomas W. Martin
---------------                      -------------------------------------------
      Date                           Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)