Form 10-Q
period 2001-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2001-11-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                    September 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number                               0-28136
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


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                    September 30,   December 31,
                                                        2001           2000
                                                        ----           ----

       Assets

Cash                                               $     55,231    $    838,897
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable                           5,233,316       7,289,853
   Estimated unguaranteed residual values             1,612,324       3,829,489
   Initial direct costs                                  47,228          61,740
   Unearned income                                     (744,791)     (1,304,117)
   Allowance for doubtful accounts                     (277,068)       (277,068)
                                                   ------------    ------------

                                                      5,871,009       9,599,897
                                                   ------------    ------------
Investment in operating leases
   Equipment, at cost                                23,767,289      26,416,885
   Accumulated depreciation                          (5,534,607)     (4,217,602)
                                                   ------------    ------------

                                                     18,232,682      22,199,283

Investments in unconsolidated joint ventures          2,288,124       3,011,244
                                                   ------------    ------------

Investment in financings
   Receivables due in installments                    1,687,956          20,340
   Unearned income                                      (38,768)           (445)
   Allowance for doubtful accounts                       (4,018)         (4,018)
                                                   ------------    ------------

                                                      1,645,170          15,877
                                                   ------------    ------------

Other assets                                            931,443         672,615
                                                   ------------    ------------

Total assets                                       $ 29,023,659    $ 36,337,813
                                                   ============    ============



                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                     September 30,    December 31,
                                                         2001            2000
                                                         ----            ----

       Liabilities and Partners' Equity

Notes payable - non-recourse                         $ 16,795,313    $ 21,194,679
Security deposits and deferred credits                  1,251,000       1,463,719
Accounts payable                                          407,255         278,253
Minority interest in consolidated joint venture            70,534          66,398
                                                     ------------    ------------

                                                       18,524,102      23,003,049

Partners' equity (deficiency)
   General Partner                                       (222,782)       (194,393)
   Limited partners (378,168.47 units outstanding,
     $100 per unit original issue price)               10,722,339      13,529,157
                                                     ------------    ------------

   Total partners' equity                              10,499,557      13,334,764
                                                     ------------    ------------

Total liabilities and partners' equity               $ 29,023,659    $ 36,337,813
                                                     ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                               For the Three Months          For the Nine Months
                                                Ended September 30,           Ended September 30,
                                               2001           2000           2001           2000
                                               ----           ----           ----           ----

Revenues
Rental income                              $   995,537    $   616,500    $ 2,924,452    $ 1,848,000
Finance income                                 196,819        630,713        695,152      2,032,263
   Gain on sales of equipment                   73,709        476,813        775,170        590,827
(Loss) income from equity investment
 in joint ventures                             (18,668)        (1,434)      (586,453)       178,426
Interest income and other                          955         68,320        185,052        155,410
                                           -----------    -----------    -----------   -------------

   Total revenues                            1,248,352      1,790,912      3,993,373      4,804,926
                                           -----------    -----------    -----------   -------------

Expenses
   Interest                                    381,831        441,681      1,448,901      1,273,234
   Depreciation                                156,300      1,317,005        468,900
   Management fees - General Partner           114,257        110,100        333,496        345,749
   General and administrative                   54,672         67,747        192,017        276,090
   Administrative expense reimbursements
    - General Partner                           61,624         54,633        162,278        174,932
   Amortization of
     initial direct costs                        2,400          9,212         14,511         35,846
   Minority interest in joint ventures           1,445          1,100          4,136          6,198
                                           -----------    -----------    -----------   -------------

   Total expenses                            1,072,098        840,773      3,472,344      2,580,949
                                           -----------    -----------    -----------   -------------

Net income                                 $   176,254    $   950,139    $   521,029    $ 2,223,977
                                           ===========    ===========    ===========   =============

Net income allocable to:
   Limited partners                        $   174,492    $   940,638    $   515,819    $ 2,201,737
   General Partner                               1,762          9,501          5,210         22,240
                                           -----------    -----------    -----------   -------------

                                                          $   176,254    $   950,139    $   521,029   $   2,223,977
                                           ===========    ===========    ===========   =============

Weighted average number of limited
   partnership units outstanding               378,168        378,288        378,168        378,321
                                           ===========    ===========    ===========   =============

Net income per weighted average
   limited partnership unit                $       .46    $      2.49    $      1.36              $   $           5.82
                                           ===========    ===========    ===========   =============

See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of     Investment       Limited      General
                                       Capital       Income         Partners      Partner       Total
                                       -------       ------         --------      -------       -----
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                              $15,129,339   $(178,293)  $ 14,951,046

Cash distributions
   to partners                          $4.21         $5.99        (3,858,906)    (38,995)    (3,897,901)

Limited partnership units
   redeemed (200 units)                                                (7,832)        -           (7,832)

Net income                                                          2,266,556      22,895      2,289,451
                                                                  -----------   ---------   ------------

Balance at
   December 31, 2000                                               13,529,157    (194,393)    13,334,764

Cash distributions
   to partners                          $7.43         $1.36        (3,322,637)    (33,599)    (3,356,236)

Net income                                                            515,819       5,210        521,029
                                                                  -----------   ---------   ------------

Balance at
   September 30, 2001                                             $10,722,339   $(222,782)   $10,499,557
                                                                  ===========   =========    ===========










See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                                           2001           2000
                                                                           ----           ----

Cash flows from operating activities:
   Net income                                                          $   521,029    $ 2,223,977
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Rental income - paid directly to lenders by lessees                (2,924,452)    (1,848,000)
     Interest expense on non-recourse financing
      paid directly by lessees                                           1,362,805      1,270,535
     Finance income portion of receivables paid directly
      to lenders by lessees                                               (503,083)    (1,122,236)
     Amortization of initial direct costs                                   14,511         35,846
     Loss (income) from investments in unconsolidated joint ventures       586,453       (178,426)
     Depreciation                                                        1,317,005        468,900
     Gain on sales of equipment                                           (775,170)      (590,827)
     Minority interest in consolidated joint venture                         4,136          6,198
     Change in operating assets and liabilities:
      Other assets                                                        (258,828)      (131,283)
      Collection of principal - non-financed receivables                   873,560        454,309
      Security deposits and deferred credits                              (212,719)       152,737
      Accounts payable                                                     129,002        141,448
      Other                                                                 37,062       (196,710)
                                                                       -----------    -----------

        Total adjustments                                                 (349,718)    (1,537,509)
                                                                       -----------    -----------
     Net cash provided by operating activities                             171,311        686,468
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      3,654,321      1,687,085
   Investment in unconsolidated joint ventures                                (283)    (2,250,000)
                                                                                      -----------
   Sale of investment in unconsolidated joint ventures                        --        2,362,500
   Distributions received from unconsolidated joint ventures               136,951        152,303
                                                                       -----------    -----------

     Net cash provided by investing activities                           3,790,989      1,951,888
                                                                       -----------    -----------



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                                              2001             2000
                                                              ----             ----

Cash flows from financing activities:
   Proceeds from non-recourse debt                          11,752,147
   Cash distributions to partners                           (3,356,236)     (3,081,221)
   Principal payments on non-recourse secured financing           --          (103,145)
   Principal payments on notes payable - non-recourse       (1,389,730)     (9,582,906)
   Redemption of limited partnership units                        --            (7,832)
                                                          ------------    ------------

     Net cash used in financing activities                  (4,745,966)     (1,022,957)
                                                          ------------    ------------

Net (decrease) increase in cash                               (783,666)      1,615,399

Cash at beginning of period                                    838,897       3,991,527
                                                          ------------    ------------

Cash at end of period                                     $     55,231    $  5,606,926
                                                          ============    ============

























See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     For the nine months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                         2001           2000
                                                         ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 1,447,989    $ 3,488,216
Rental income assigned operating lease receivable      2,924,452      1,848,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees      (4,372,441)    (5,336,216)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========


     Interest expense of $1,448,901 and $1,273,234 for the nine months ended September 30, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,362,805 and $1,270,535, respectively, and other interest of $86,096 and $2,699, respectively.

                                                                            2001         2000
                                                                            ----         ----


Reclassification of finance lease residual to investment in financings   $1,810,085   $     --
                                                                         ==========   ==========


                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2001

                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

2.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 are as follows:

                          2001          2000
                          ----          ----

Management fees         $333,496      $345,749       Charged to operations
Administrative expense
  reimbursements         162,278       174,932       Charged to operations
                        --------      --------

Total                   $495,774      $520,681
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

ICON Cash Flow Partners L.L.C. II

     In March 1995 the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in consolidated joint venture." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II leased the aircraft to Aero Mexico. The lease is an operating lease which expires in September 2002.

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft, which was on lease to Alaska Airlines, Inc. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease was an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC leased the aircraft to Aero Mexico. The lease is an operating lease which expires in October 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                   September 30, 2001     September 30, 2000
                                   ------------------     ------------------

Assets                              $     18,003,144       $    18,590,325
                                    ================       ===============

Liabilities                         $     10,461,248       $    11,552,625
                                    ================       ===============

Equity                              $      7,541,896       $     7,037,700
                                    ================       ===============

Partnership's share of equity       $         75,419       $        70,377
                                    ================       ===============

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2001     September 30, 2000
                                   ------------------     ------------------

Net income                          $        378,739       $       581,760
                                    ================       ===============

Partnership's share of net income   $          3,788       $         5,818
                                    ================       ===============

ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Seven received a 31.03%, 17.81%, 31.19% and 19.97% interest, respectively, in 1997-A based on the value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                       September 30, 2001   September 30, 2000
                                       ------------------   ------------------

Assets                                  $     2,317,470      $    10,906,112
                                        ===============      ===============

Liabilities                             $     2,020,887      $     8,391,993
                                        ===============      ===============

Equity                                  $       296,583      $     2,514,119
                                        ===============      ===============

Partnership's share of equity           $        92,039      $       819,164
                                        ===============      ===============

                                        Nine Months Ended     Nine Months Ended
                                       September 30, 2001    September 30, 2000
                                       ------------------    ------------------

Net loss                                $    (1,895,962)     $      (340,318)
                                        ===============      ================

Partnership's share of net income loss  $      (627,297)     $      (105,596)
                                        ===============      ================

Distributions                           $         -          $       450,866
                                        ===============      ===============

Partnership's share of distributions    $         -          $       139,926
                                        ===============      ===============

     1997-A recorded a provision for bad debt of $1,825,000 during the nine month period ended September 30, 2001 and $500,000 for the nine month period ended September 30, 2000.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                          September 30, 2001  September 30, 2000
                                          ------------------  ------------------

Assets                                     $    11,785,339     $    21,338,478
                                           ===============     ===============

Liabilities                                $    10,598,827     $    18,843,767
                                           ===============     ===============

Equity                                     $     1,186,512     $     2,494,711
                                           ===============     ===============

Partnership's share of equity              $        98,836     $       207,809
                                           ===============     ===============

                                           Nine Months Ended   Nine Months Ended
                                          September 30, 2001  September 30, 2000
                                          ------------------  ------------------

Net (loss) income                          $    (1,069,591)    $       659,027
                                           ===============     ===============

Partnership's share of net (loss) income   $       (89,098)    $        54,897
                                           ===============     ===============

Distributions                              $        -          $       148,578
                                           =================== ===============

Partnership's share of distributions       $        -          $        12,377
                                           =================== ===============


     1997-B recorded a provision for bad debts of $1,055,114 during the nine month period ended September 30, 2001.

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Seven and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by the Partnership from ICON BF for $3,801,108. On March 30, 1999, ICON BF acquired the Partnership's investment in the portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financings. There was no gain or loss to the Partnership on this transaction. The proceeds from the financing were then distributed to the members of ICON BF. As a result of the liquidation of Series C in the third quarter of 2001, ICON BF acquired Series C's interest in September 2001 at a cost of $56,370, which approximated market value. Series C recognized no gain or loss on the

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)


sale of its interest. The $56,370 purchase price was funded by the Partnership L.P. Seven and Eight A in accordance with their remaining interests in ICON BF. The Partnership's share of the purchase price was $283. The remaining interests in ICON BF as of and on September 30, 2001 are .5025%, .5025% and 98.995% for the Partnership, L.P. Seven, and Eight A respectively.

     Information as to the financial position and results of operations of ICON BF as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                   September 30, 2001    September 30, 2000
                                   ------------------    ------------------

Assets                               $    24,252,534     $    26,055,869
                                     ===============     ===============

Liabilities                          $    13,301,458     $    16,003,804
                                     ===============     ===============

Equity                               $    10,951,076     $    10,052,065
                                     ===============     ===============

Partnership's share of equity        $        55,042     $        48,637
                                     ===============     ===============

                                    Nine Months Ended     Nine Months Ended
                                   September 30, 2001    September 30, 2000
                                   ------------------    ------------------

Net income                           $     1,027,862     $       867,657
                                     ===============     ===============

Partnership's share of net income    $         5,139     $         4,338
                                     ===============     ===============

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)




     Information  as  to  the  unaudited   financial  position  and  results  of
operations of AIC Trust as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                     September 30, 2001      September 30, 2000
                                     ------------------      ------------------

Assets                                 $    13,405,657       $    17,681,716
                                       ===============       ===============

Liabilities                            $     6,138,074       $    10,421,507
                                       ===============       ===============

Equity                                 $     7,267,583       $     7,260,209
                                       ===============       ===============

Partnership's share of equity          $     1,843,871       $     1,841,657
                                       ===============       ===============

                                       Nine Months Ended      Nine Months Ended
                                      September 30, 2001     September 30, 2000
                                      ------------------     ------------------

Net income                             $       439,449       $       423,509
                                       ===============       ===============

Partnership's share of net income      $       112,103       $       108,037
                                       ===============       ===============

Distributions                          $       536,853       $          -
                                       ===============       ===============


Partnership's share of distributions   $       136,951       $          -
                                       ===============       ===============



ICON Cheyenne LLC

     In the fourth quarter of 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L. P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, Fund Eight A, L.P. Seven and Fund Eight B received 1%, 1%, 10.31%, and 87.69% interests, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.











                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the nine months ended September 30, 2001 is summarized below:

                                                September 30, 2001

      Assets                                      $   26,064,505
                                                  ==============

      Liabilities                                 $   13,772,128
                                                  ==============

      Equity                                      $   12,292,377
                                                  ==============

      Partnership's share of equity               $      122,917
                                                  ==============

                                                 Nine Months Ended
                                                September 30, 2001

      Net income                                  $      891,227
                                                  ==============

      Partnership's share of net income           $        8,912
                                                  ==============

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

5.   Investment in Financings

     In the second quarter of 2001, the original lease term of a production facility accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $1,810,085. The underlying equipment was sold and financed under a five-year note agreement. The note received as a result of the financing is included in investment in financings. There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, investments in unconsolidated joint ventures and investments in financings of 21%, 65%, 8% and 6% of total investments at September 30, 2001, respectively, and 39%, 51%, 9% and 1% of total investments at September 30, 2000, respectively.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were $1,248,352 representing a decrease of $542,560 from 2000. The decrease in revenues was due primarily to decreases in finance income of $433,894, income from equity investments in joint ventures of $17,234 and gain on sales of equipment of $403,104. These decreases were partially offset by an increase in rental income of $379,037. The decrease in finance income resulted primarily from a high level of renewal rent received in the second quarter of 2000 on certain leases which were in excess of the remaining residual values and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The loss from equity investment in joint ventures of $18,668 in 2001 compared to a loss of $1,434 in 2000 was the result of a provision for bad debts of $780,114 recorded by 1997-B in the 2001 period. The decrease in gain on sales of equipment was due to an increase in the number of leases maturing for which the proceeds received were in excess of the carrying value of the equipment. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000.

     Expenses for the three months ended September 30, 2001 were $1,072,098 representing an increase of $231,325 from 2000. The increase in expenses was primarily the result of an increase in depreciation expense of $299,569. This increase was partially offset by decreases in general and administrative expenses of $13,075 and interest expense of $59,850. Depreciation expense increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. Interest expense decreased due to a lower average effective interest rate on overall borrowings in 2001 and a lower average debt balance outstanding in 2001. The decrease in general and administrative expenses resulted primarily from lower professional fee levels in 2001.

     Net income for the three months ended September 30, 2001 and 2000 was $176,254 and $950,139, respectively. The net income per weighted average limited partnership unit outstanding was $.46 and $2.49 for 2001 and 2000, respectively.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 were $3,993,373 representing a decrease of $811,553 from 2000. The decrease in revenues was due primarily to decreases in finance income of $1,337,111 and in income from equity investment in joint ventures of $764,879. These decreases were partially offset by increases in rental income of $1,076,452 and gain on sales of equipment of $184,343.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)



The decrease in finance income resulted primarily from a high level of renewal rent received in the second quarter of 2000 on certain leases which were in excess of the remaining residual values and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The loss from equity investment in joint ventures of $586,453 in 2001 compared to income of $178,426 in 2000 was the result of provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $1,055,114, respectively, in the 2001 period versus a provision for 1997-A bad debts of $500,000 recorded in the 2000 period. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. Gain on sale of equipment increased primarily from the first quarter sale of equipment to National Broadcasting Company in the first quarter of 2001, which generated a gain of approximately $470,000.

     Expenses  for the nine months  ended  September  30,  2001 were  $3,472,344 representing an increase of $891,395 from 2000. The increase in expenses resulted primarily from increases in depreciation expense of $848,105 and interest expense of $175,667. These increases were partially offset by a decrease in general and administrative expenses of $84,073. Depreciation expense and interest expense increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000 which was funded with cash and non-recourse borrowings assumed in the purchase price. Interest expense also increased due to a higher average effective interest rate on overall borrowings in 2001. The decrease in general and administrative expenses resulted primarily from lower professional fee levels in 2001.

     Net income for the nine months ended September 30, 2001 and 2000 was $521,029 and $2,223,977, respectively. The net income per weighted average limited partnership unit outstanding was $1.36 and $5.82 for 2001 and 2000, respectively.


Liquidity and Capital Resources

     The  Partnership's  primary  source  of  funds  for the nine  months  ended
September 30, 2001 and 2000 was proceeds from the sale of equipment of $3,654,321 in 2001 and proceeds from borrowings of $11,752,147 in 2000. These funds were used to fund cash distributions to partners, make scheduled payments on borrowings and, in 2000, to fund an investment in unconsolidated joint ventures. The Partnership intends to fund its future debt servicing requirements and cash distributions utilizing cash from operations and proceeds from sales of equipment. Cash distributions to limited partners for the nine months ended September 30, 2001 and 2000 totaled $3,322,637 and $3,050,402, respectively.

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airline industry. However, as of September 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.







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

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                              ICON Cash Flow Partners L. P. Six
                              File No. 33-36376 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




November 13, 2001             /s/ Thomas W. Martin
-----------------             -------------------------------------------------
      Date                    Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of
                              the General Partner of the Registrant)