Form 10-K
period 2001-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2002-04-17
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 2001
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                              to
                               ----------------------------    -----------------

Commission File Number                          0-28136
                       ---------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3723089
--------------------------------------      ------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

              100 Fifth Avenue, 10th Floor New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (212) 418-4700
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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1.   Business                                                              3-4

2.   Properties                                                              4

3.   Legal Proceedings                                                       4

4.   Submission of Matters to a Vote of Security Holders                     4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 4

6.   Selected Consolidated Financial and Operating Data                      5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-10

8.   Consolidated Financial Statements and Supplementary Data            11-34

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    35

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                     35-36

11.  Executive Compensation                                                 36

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                         36

13.  Certain Relationships and Related Transactions                         36

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        37

SIGNATURES                                                                  75

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2001 the Partnership redeemed 5,568.65 limited partnership units leaving 378,288.47 limited partnership units outstanding at December 31, 2001. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended November 11, 2000 and the Partnership immediately commenced the disposition period. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period.

Segment Information

     The Partnership has only one operating segment: the business of managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of short-term, high-yield lease and financing transactions, (2) made monthly cash distributions to its limited partners from cash from operations and cash from sales and disposition of equipment, commencing with each limited partner's admission to the Partnership; (3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources. Because the reinvestment period of the Partnership has ended, it will no longer be competing for acquisitions. However, competition and supply and demand may affect the Partnership's ability to optimize value upon the sale of its equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     During the year ended December 31, 2000 prior to the end of its Reinvestment Period, the Partnership purchased a portfolio of operating lease equipment for an aggregate purchase price of $7,316,239. During 2001 the Partnership did not purchase any equipment, leases or financing agreements. During 2001, the Partnership sold equipment subject to operating and financing leases for proceeds totaling $3,121,860.

     The Partnership has one lease which individually represents greater than 10% of the Partnership's revenue for the year ended December 31, 2001. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The underlying equipment is an aircraft and the carrying value of the aircraft represented 52.9% of the Partnership's assets at December 31, 2001.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
         Title of Class                              as of December 31,

                                               2001             2000
                                               ----             ----

         Limited Partners                       2,267           2,267
         General Partner                            1               1

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 6.  Selected Consolidated Financial and Operating Data

                                                                  Year Ended December 31,
                                        --------------------------------------------------------------------------
                                             2001           2000           1999            1998           1997
                                             ----           ----           ----            ----           ----

Total revenue                           $   4,724,024  $    5,893,091  $   5,036,158  $   6,162,370  $   6,510,932
                                        =============  ==============  =============  =============  =============

Net (loss) income                       $    (348,138) $    2,289,451  $   1,221,020  $     467,639  $      35,620
                                        =============  ==============  =============  =============  =============

Net (loss) income allocable to
   limited partners                     $    (344,657) $    2,266,556  $   1,208,810  $     462,963  $      35,264
                                        =============  ==============  =============  =============  =============

Net (loss) income allocable
   to the General Partner               $      (3,481) $       22,895  $      12,210  $       4,676  $         356
                                        =============  ==============  =============  =============  =============

Weighted average limited
   partnership units outstanding              378,288         378,383        379,187        379,984        381,687
                                        =============  ==============  =============  =============  =============

Net (loss) income per weighted
   average limited partnership unit     $        (.91) $        5.99   $        3.19  $        1.22  $        .09
                                        =============  =============   =============  =============  ============

Distributions to limited partners       $   3,488,143  $    3,858,906  $   4,075,766  $   4,085,189  $   4,102,940
                                        =============  ==============  =============  =============  =============

Distributions to the General Partner    $      35,204  $       38,995  $      41,178  $      41,261  $      41,444
                                        =============  ==============  =============  =============  =============


                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                      2001              2000             1999           1998             1997
                                      ----              ----             ----           ----             ----

         Total assets          $     26,589,619  $    36,337,813  $     38,616,693  $  44,487,621  $    54,837,228
                               ================  ===============  ================  =============  ===============

         Partners' equity      $      9,463,279  $    13,334,764  $     14,951,046  $  17,884,454  $    21,605,338
                               ================  ===============  ================  =============  ===============


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations


     The Partnership's portfolio interests were comprised as follows at December 31, 2001 and 2000:

                                                     2001              2000
                                                     ----              ----

     Net investment in finance leases                 28%               28%
     Operating leases                                 67%               64%
     Equity investments in joint ventures              5%                8%

Significant Accounting Policies and Management Estimates

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

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

Results of Operations

Years ended December 31, 2001 and 2000

     There were no equipment purchases during 2001. In 2000 the Partnership purchased, equipment under operating leases with original costs totaling $7,316,239.

     Revenues for the year ended December 31, 2001 were $4,724,024, representing a decrease of $1,169,067 from 2000. The decrease in revenues resulted primarily from decreases in finance income of $1,730,265, an increase in losses from investments in joint ventures of $1,568,036 and a decrease in interest income and other of $169,167. These decreases were offset by increases in rental income of $1,618,942, and gains on sales of equipment of $679,459. The decrease in finance income resulted primarily from a high level of renewal rent received in the second quarter of 2000 on certain leases which were in excess of the remaining residual values and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The loss from equity investment in joint ventures was the result of provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $2,162,304, respectively, in the 2001 period versus a provision for 1997-A and 1997-B bad debts of $850,000 and $500,000 recorded in the 2000 period, respectively. Also, all of the leases in an underlying joint venture, AIC Trust, were sold in 2001 at a loss. The assets were sold for a note which is collectible over 2 1/2 years. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. Gain on sale of equipment increased primarily from the sale of equipment in the first quarter of 2001, which generated a gain of $470,000, and the sale of equipment in the fourth quarter of 2001 which generated a gain of $190,054.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Expenses for the year ended December 31, 2001 were $5,072,162 representing an increase of $1,468,522 from 2000. The increase in expenses resulted primarily from an increase in depreciation expense of $1,364,895 and interest expense of $102,389. Depreciation expense increased in 2001 due to a change in estimate related to a review of the estimated salvage value of operating lease equipment. This change in estimate caused depreciation expense to increase by an additional $201,204 in 2001. In addition, the partnership acquired a portfolio of leases at the end of December 2000. The cost of these leases was $7,316,239 and the related depreciation expense on the operating leases included therein was $1,130,812 in 2001. The increase in interest expense was due to additional borrowings related to lease acquisitions at the end of December 2000. The additional borrowings were $3,218,916. The increased interest expense related to these borrowings was partially offset by the continual repayment of outstanding debt.

     Net (loss) income for the years ended December 31, 2001 and 2000 was $(348,138) and $2,289,451, respectively. The decrease from year to year was primarily the result of the Partnership's share in losses in less than 50% joint ventures. The net (loss) income per weighted average limited partnership unit was $(.91) and $5.99 for 2001 and 2000, respectively.

Results of Operations

Years Ended December 31, 2000 and 1999

     During 2000, the Partnership purchased, equipment under operating leases for purchase prices totaling $7,316,239. There were no equipment purchases during 1999.

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

                                December 31, 2001

     Net income for the years ended December 31, 2000 and 1999 was $2,289,451 and $1,221,020, respectively. The net income per weighted average limited partnership unit was $5.99 and $3.19 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended November 11, 2000 and the disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations cash from sales generated to partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds generated during the period.

     The Partnership's primary source of cash in 2001 was cash provided by operating activities of $748,771, cash from sales of equipment of $3,121,860 and distributions from an unconsolidated joint ventures of $211,516. The Partnership repaid non-recourse debt (excluding amounts paid by rents assigned directly to lenders) of $1,012,598 and made distributions to partners aggregating $3,523,347. Because these uses of cash exceeded cash generated during the year, the Partnership's liquidity was reduced. As described, the Partnership is in the disposition period and will distribute all cash generated other than amounts required to fund its anticipated obligations. The Partnership's notes payable in the amount of $15,596,106 at December 31, 2001 are non-recourse and are secured by leased equipment and related receivables and are payable from rentals and residuals realized from such investments. The lease of an aircraft (in which the Partnership has a 99% interest) represents 52.9% of the Partnership's total assets and expires in November 2002, unless extended. The aircraft had a carrying value of $14,057,000 at December 31, 2001 and related non-recourse debt outstanding of $9,878,000 at such date. The Partnership's ability to release remarket, or sell the aircraft and refinance the related debt will significantly affect the Partnership's future cash flow.

     Cash distributions to limited partners for the years ended December 31, 2001 and 2000, which were paid on a monthly basis, totaled $3,488,143, and $3,858,906, respectively, of which $0 and $2,266,556 were investment income and $3,488,143 and $1,592,350 was a return of capital, respectively. The annualized cash distribution rate to limited partners in 2001 and 2000 was 9.22% ($9.22 per limited partnership unit) and 10.20% ($10.20 per Limited Partnership units) respectively, of which 0% and 5.99% were investment income and 9.22% and 4.21% were a return of capital, in 2001 and 2000, respectively.

     As of December 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute to partners substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

New Accounting Pronouncements

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, primarily changes in interest rates and the demand for equipment and residuals owned by the Partnership and its investees. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                Page Number

Independent Auditors' Report                                            13

Consolidated Balance Sheets as of December 31, 2001 and 2000            14

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                      15

Consolidated Statements of Changes in Partners'
 Equity for the Years Ended
  December 31, 2001, 2000 and 1999                                      16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                   17-19

Notes to Consolidated Financial Statements                           20-34

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the Partnership's reinvestment period ended November 11, 2000 and the disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                                  December 31,
                                                       2001             2000
                                                       ----             ----
       Assets
Cash and cash equivalents ......................   $    384,816    $    838,897
                                                   ------------    ------------
Investment in finance leases
   Minimum rents receivable ....................      5,635,382       7,289,853
   Estimated unguaranteed residual values ......      2,033,755       3,829,489
   Initial direct costs ........................          5,563          61,740
   Unearned income .............................       (650,225)     (1,304,117)
   Allowance for doubtful accounts .............       (277,068)       (277,068)
                                                   ------------    ------------
                                                      6,747,407       9,599,897
                                                   ------------    ------------
Investment in operating leases
   Equipment, at cost ..........................     22,051,594      26,416,885
   Accumulated depreciation ....................     (5,831,958)     (4,217,602)
                                                   ------------    ------------
                                                     16,219,636      22,199,283

Investments in unconsolidated joint ventures ...      1,321,509       3,011,244
                                                   ------------    ------------

Other assets ...................................      1,916,251         688,492
                                                   ------------    ------------

Total assets ...................................   $ 26,589,619    $ 36,337,813
                                                   ============    ============

Liabilities and Partners' Equity

Notes payable - non-recourse ...................   $ 15,596,106    $ 21,194,679
Security deposits and deferred credits .........      1,022,524       1,463,719
Accounts payable - other .......................        340,828         278,253
Accounts payable - General partner and affiliate         94,812            --
Minority interest in joint venture .............         72,070          66,398
                                                   ------------    ------------
                                                     17,126,340      23,003,049
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .............................       (233,078)       (194,393)
   Limited partners (378,288 units outstanding,
     $100 per unit original issue price) .......      9,696,357      13,529,157
                                                   ------------    ------------
     Total partners' equity ....................      9,463,279      13,334,764
                                                   ------------    ------------

Total liabilities and partners' equity .........   $ 26,589,619    $ 36,337,813
                                                   ============    ============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                           2001          2000          1999
                                                           ----          ----          ----
Revenues

   Rental income                                      $ 4,086,442    $ 2,467,500   $ 2,460,000
   Finance income                                         828,531      2,558,796     1,970,800
   Gains on sales of equipment                          1,269,006        589,547       438,622
   (Loss) income from investments in unconsolidated
     joint ventures                                    (1,478,502)        89,534        56,658
   Interest income and other                               18,547        187,714       110,078
                                                      -----------    -----------   -----------

   Total revenues                                       4,724,024      5,893,091     5,036,158
                                                      -----------    -----------   -----------

Expenses

   Interest                                             2,031,014      1,928,625     1,686,377
   Management fees - General Partner                      481,734        466,522       675,025
   Amortization of initial direct costs                    16,669         42,778       175,600
   Depreciation                                         1,990,094        625,199       625,199
   Administrative expense reimbursements
     - General Partner                                    239,947        232,159       345,569
   General and administrative                             307,032        291,257       298,031
   Provision for bad debts                                   --            9,763          --
   Minority interest expense                                5,672          7,337         9,337
                                                      -----------    -----------   -----------

   Total expenses                                       5,072,162      3,603,640     3,815,138
                                                      -----------    -----------   -----------

Net (loss) income                                     $  (348,138)   $ 2,289,451   $ 1,221,020
                                                      ===========    ===========   ===========

Net (loss) income allocable to:
   Limited partners                                   $  (344,657)   $ 2,266,556   $ 1,208,810
   General Partner                                         (3,481)        22,895        12,210
                                                      -----------    -----------   -----------

                                                      $  (348,138)   $ 2,289,451   $ 1,221,020
                                                      ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding                          378,288        378,383       379,187
                                                      ===========    ===========   ===========

Net (loss) income per weighted average
   limited partnership unit                           $      (.91)   $      5.99   $      3.19
                                                      ===========    ===========   ===========

   Gain on sale of joint venture interest


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2000 and 1999

                                    Limited Partner Distributions

                                       Return of    Investment        Limited          General
                                        Capital        Income        Partners          Partner           Total
                                        -------        ------        --------          -------           -----
                                     (Per weighted average unit)

Balance at
   December 31, 1998                                             $    18,033,779   $    (149,325)  $    17,884,454

Cash distributions
   to partners                          $     7.56   $   3.19         (4,075,766)        (41,178)       (4,116,944)

Limited partnership units
   redeemed (984.73 units)                                               (37,484)            -             (37,484)

Net income                                                             1,208,810          12,210         1,221,020
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 1999                                                  15,129,339        (178,293)       14,951,046

Cash distributions
   to partners                          $     4.21   $   5.99         (3,858,906)        (38,995)       (3,897,901)

Limited partnership units
   redeemed (200 units)                                                   (7,832)            -              (7,832)

Net income                                                             2,266,556          22,895         2,289,451
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2000                                                  13,529,157        (194,393)       13,334,764

Cash distributions
   to partners                          $     9.22   $  -             (3,488,143)        (35,204)       (3,523,347)

Net loss                                                                (344,657)         (3,481)         (348,138)
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2001                                             $     9,696,357   $    (233,078)  $     9,463,279
                                                                 ===============   =============   ===============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                2001           2000           1999
                                                                ----           ----           ----

Cash flows from operating activities:
   Net (loss) income                                        $  (348,138)   $ 2,289,451    $ 1,221,020
                                                            -----------    -----------    -----------
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation                                             1,990,094        625,199        625,199
     Provision for doubtful accounts                               --            9,763           --
     Rental income - paid directly to lenders by lessees     (3,993,234)    (2,467,500)    (2,460,000)
     Finance income portion of receivables paid directly
       to lenders by lessees                                   (599,313)    (1,244,276)    (1,665,251)
     Amortization of initial direct costs                        16,669         42,778        175,600
     Gains on sales of equipment                             (1,269,006)      (589,547)      (438,622)
     Loss (income) from investments in unconsolidated
       joint ventures                                         1,478,502        (89,534)       (56,658)
     Interest expense on non-recourse financing
       paid directly by lessees                               1,901,870      1,850,592      1,652,894
     Minority interest expense in joint venture                   5,672          7,337          9,337
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables     1,448,705      2,355,598      5,247,805
       Other assets                                             400,758        (45,612)      (245,198)
       Security deposits and deferred credits                  (441,195)    (1,236,406)       128,483
       Accounts payable - other                                  62,575        152,723        (51,867)
       Accounts payable to General Partner and affiliates        94,812           --         (425,089)
       Other                                                       --           72,415          1,703
                                                            -----------    -----------    -----------

         Total adjustments                                    1,096,909       (556,470)     2,498,336
                                                            -----------    -----------    -----------

       Net cash provided by operating activities                748,771      1,732,981      3,719,356
                                                            -----------    -----------    -----------














                                                       (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                                                                  2001           2000           1999
                                                                  ----           ----            ----

Cash flows from investing activities:
   Proceeds from sales of equipment                          $  3,121,860    $  1,708,805    $  6,120,773
   Equipment purchased                                               --        (4,097,323)           --
   Distributions received from
     unconsolidated joint ventures                                211,516         152,303         753,857
   Investments in unconsolidated joint ventures                      (283)       (114,005)     (1,788,621)
   Investment in unconsolidated joint venture                        --        (2,250,000)           --
   Proceeds from disposition of investment in
     unconsolidated joint venture                                    --         2,362,500            --
                                                             ------------    ------------    ------------

       Net cash provided by (used in) investing activities      3,333,093      (2,237,720)      5,086,009
                                                             ------------    ------------    ------------

Cash flows from financing activities:
   Cash distributions to partners                              (3,523,347)     (3,897,901)     (4,116,944)
   Proceeds from notes payable - non-recourse debt                   --        11,752,147            --
   Principal payment on notes payable - non-recourse debt      (1,012,598)    (10,391,160)           --
   Principal payments on non-recourse secured financing              --          (103,145)       (784,670)
   Redemption of limited partnership units                           --            (7,832)        (37,484)
                                                             ------------    ------------    ------------

       Net cash used in financing activities                   (4,535,945)     (2,647,891)     (4,939,098)
                                                             ------------    ------------    ------------

Net (decrease) increase in cash                                  (454,081)     (3,152,630)      3,866,267

Cash at beginning of year                                         838,897       3,991,527         125,260
                                                             ------------    ------------    ------------

Cash at end of year                                          $    384,816    $    838,897    $  3,991,527
                                                             ============    ============    ============
















See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

      For the years ended December 31, 2001, 2000 and 1999 non-cash activities included the following:

                                                            2001           2000          1999
                                                            ----           ----           ----

Principal and interest on direct finance receivables
  paid directly to lenders by lessees                  $ 2,494,611    $ 3,446,102    $      --
Rental income  paid directly to lenders by lessees       3,993,234      2,467,500      2,460,000
Principal and interest on non-recourse financing
  paid directly to lenders by lessees                   (6,487,845)    (5,913,602)    (2,460,000)

Fair value of equipment and receivables purchased
  for debt                                                    --       (3,218,916)          --
Non-recourse notes payable assumed in
  purchase price                                              --        3,218,916           --
Decrease in investment in finance leases and
   financings due to contribution to
   unconsolidated joint venture                               --             --          177,956
Increase in investments in
   unconsolidated joint ventures                              --         (177,956)
                                                       -----------    -----------    -----------

                                                       $      --      $     --       $      --
                                                       ===========    ===========    ===========


                                                         2001        2000          1999
                                                         ----        ----          ----

Interest expense:
   Interest paid directly to lenders
    by lessees pursuant to non-recourse financings   $1,901,870   $1,850,592   $1,652,894
   Other interest                                       129,144       78,033       33,483
                                                     ----------   ----------   ----------

Total interest expense                               $2,031,014   $1,928,625   $1,686,377
                                                     ==========   ==========   ==========












See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2001 the Partnership redeemed 5,568.65 limited partnership units leaving 378,288.47 limited partnership units outstanding at December 31, 2001.

     The Partnership's reinvestment period ended November 11, 2000 and the Partnership began the disposition period. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $5,182,071 (including $2,111,214 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Significant   estimates   include  the  allowance  for  doubtful   accounts  and
unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS 107 does not require disclosures about the fair value of lease arrangements, and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 984.73 units during 1999 and 200 units in 2000. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity. No units were redeemed in 2001.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     Reclassifications - Certain items have been reclassified to conform with the 2001 presentation.

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Investments in Joint Ventures

     The Partnership and affiliates formed eight joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     The joint venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners LLC II

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of owning a commercial aircraft subject to lease. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC
II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, cash flow and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest expense the consolidated statements of operations. The lease of the aircraft is scheduled to expire in November 2002, unless renewed. The aircraft had a net book value of approximately $14,057,000 and related outstanding non-recourse debt of $9,878,000 at December 31, 2001.

     The seven joint ventures described below are less than 50% owned and are accounted for following the equity method. The Partnership's interest in the Rowan Joint Venture was sold in the third quarter of 2000.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of purchasing a commercial aircraft subject to lease. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method of accounting whereby the Partnership's original investment was recorded at cost and was adjusted by its share of income, losses and distributions thereafter. The lease of the aircraft is scheduled to expire in October 2002, unless renewed.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the years ended December 31, 2001 and 2000 is summarized below:


                                      December 31, 2001    December 31, 2000

Assets                                $     17,856,299     $    18,443,551
                                      ================     ===============

Liabilities                           $     10,158,274     $    11,280,394
                                      ================     ===============

Equity                                $      7,698,025     $     7,163,157
                                      ================     ===============

Partnership's share of equity         $         76,981     $        71,632
                                      ================     ===============

                                         Year Ended           Year Ended
                                      December 31, 2001    December 31, 2000

Net income                            $        534,868     $       707,188
                                      ================     ===============

Partnership's share of net income     $          5,349     $         7,072
                                      ================     ===============

     ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2001, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997- A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------

Assets                                   $      1,856,582     $     9,002,519
                                         ================     ===============

Liabilities                              $      1,707,445     $     6,848,927
                                         ================     ===============

Equity                                   $        149,137     $     2,153,592
                                         ================     ===============

Partnership's share of equity            $         46,277     $       719,335
                                         ================     ===============


                                            Year Ended          Year Ended
                                         December 31, 2001   December 31, 2000

Net loss                                 $     (2,004,455)    $      (661,929)
                                         ================     ===============

Partnership's share of net loss          $       (673,058)    $      (205,424)
                                         ================     ===============

Distributions                            $       -            $       450,867
                                         ================     ===============

Partnership's share of distributions     $       -            $       139,926
                                         ================     ===============


     1997A recorded a provisions for bad debts of $1,825,000 and $850,000 during the years ended December 31, 2001 and 2000, respectively.

     ICON Receivables 1997-B L.L.C.

     In August 1997, the Partnership, Series E and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"). The Partnership, Series E and L.P. Seven each contributed cash, equipment leases and residuals and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership accounts for its investment in 1997-B under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                        December 31, 2001      December 31, 2000
                                        -----------------      -----------------

Assets                                   $     8,265,689       $    18,324,933
                                         ===============       ===============

Liabilities                              $     7,876,692       $    16,068,825
                                         ===============       ===============

Equity                                   $       388,997       $     2,256,108
                                         ===============       ===============

Partnership's share of equity            $        32,403       $       187,933
                                         ===============       ===============


                                            Year Ended             Year Ended
                                         December 31, 2001     December 31, 2000
                                         -----------------     -----------------

Net (loss) income                        $    (1,867,111)      $       420,423
                                         ===============       ===============

Partnership's share of net (loss) income $      (155,530)      $        35,021
                                         ===============       ===============

Distributions                            $        -            $       148,578
                                         ===============       ===============

Partnership's share of distributions     $        -            $        12,377
                                         ===============       ===============

     1997-B recorded provisions for bad debts of $2,162,304 and $500,000 during the years ended December 31, 2001 and 2000, respectively.

     ICON Boardman Funding L.L.C.

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Seven, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership accounts for its investment under the equity method of accounting.

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at December 31, 2001 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through March 2002.

     Information as to the financial position and results of operations of ICON BF as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                      December 31, 2001     December 31, 2000

Assets                                $     24,855,375       $    26,274,686
                                      ================       ===============

Liabilities                           $     13,588,934       $    16,350,122
                                      ================       ===============

Equity                                $     11,266,441       $     9,924,564
                                      ================       ===============

Partnership's share of equity         $         56,614       $        49,620
                                      ================       ===============


                                         Year Ended            Year Ended
                                      December 31, 2001     December 31, 2000

Net income                            $      1,341,877       $     1,063,978
                                      ================       ===============

Partnership's share of net income     $          6,711       $         5,321
                                      ================       ===============


AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the rate was collected in 2002.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2001 and 2000 is summarized below:


                                         December 31, 2001     December 31, 2000

Assets                                   $      3,849,439      $     15,301,480
                                         ================      ================

Liabilities                              $          -          $      8,543,026
                                         ================      ================

Equity                                   $      3,849,439      $      6,758,454
                                         ================      ================

Partnership's share of equity            $        981,992      $      1,713,661
                                         ================      ================


                                            Year Ended             Year Ended
                                          December 31, 2001    December 31, 2000
                                          -----------------    -----------------

Net (loss) income                        $     (2,687,696)     $        529,585
                                         ================      ================

Partnership's share of (loss) income     $       (675,211)     $        135,044
                                         ================      ================

Distributions                            $        829,150      $           -
                                         ================      ================

Partnership's share of distributions     $        211,516      $           -
                                         ================      ================


ICON Cheyenne LLC


     At the end of December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B received a 1%, 10.31%, 1% and 87.69% interest, respectively in the joint venture. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the year ended December 31, 2001 and as of and for the period of investment to December 31, 2000 is summarized below:

                                    December 31,2001          December 31, 2000

Assets                              $     23,869,671           $    29,705,716
                                    ================           ===============

Liabilities                         $     11,145,506           $    18,304,565
                                    ================           ===============

Equity                              $     12,724,165           $    11,401,151
                                    ================           ===============

Partnership's share of equity       $        127,242           $       114,005
                                    ================           ===============


                                       Year Ended                Year Ended
                                    December 31, 2001         December 31, 2000

Net income                          $      1,323,014           $       -
                                    ================           ===============

Partnership's share of income       $         13,237           $       -
                                    ================           ===============


Rowan Joint Venture

     L.P. Seven had a $9,000,000 investment in a 50% share of an option to acquire an interest in a drilling rig on lease to Rowan Companies, Inc.

     In March 2000, L.P. Seven formed a joint venture for the purpose of owning the investment.

     L.P. Seven contributed its investment to the joint venture ("Rowan Joint Venture"). Simultaneously, the Partnership acquired an interest in this joint venture for $2,250,000. No gain or loss was recognized by L.P. Seven. The Partnership had the right to put its interest in the joint venture back to L.P. Seven at any time on or after September 15, 2000 for 110% of the purchase price. L.P. Seven had the right to repurchase the interest in the joint venture from the Partnership at any time prior to September 15, 2000 for an amount equal to 105% of the Partnership's purchase price, which right it exercised in the third quarter 2000. As a result, the Partnership recognized a gain on the sale of its investment in this joint venture of $112,500.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases are as follows:


                          Year                 Amount

                         2002             $      2,831,305
                         2003                    1,992,971
                         2004                      811,106
                                          ----------------

                                          $      5,635,382

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2001 and 2000 consisted of the following:

                                                        2001           2000
                                                        ----           ----

Equipment cost, beginning of year                  $ 26,416,885    $ 19,100,646

Equipment acquisitions                                     --         7,316,239

Equipment dispositions                               (4,365,291)           --
                                                   ------------    ------------

Equipment cost, end of year                          22,051,594      26,416,885
                                                   ------------    ------------

Accumulated depreciation,
  beginning of year                                  (4,217,602)     (3,592,403)
Depreciation expense                                 (1,957,210)       (625,199)
Accumulated depreciation, equipment dispositions        342,854            --
                                                   ------------    ------------
Accumulated depreciation, end of year                (5,831,958)     (4,217,602)
                                                   ------------    ------------
Investment in operating lease, end of year         $ 16,219,636    $ 22,199,283
                                                   ============    ============

     Non-cancelable minimum rentals of $3,153,685 on operating leases are due in 2002.
     At December 31, 2000, the investment in operating leases consisted of one aircraft owned by ICON Cash Flow LLC II, a joint venture owned 99% by the Partnership and 1% by Series E. The aircraft is leased under an operating lease which expires in November 2002. (See Note 3 for additional information relating to the joint venture). Additional equipment acquisitions in 2000 consisted of manufacturing, transportation and other equipment on lease to eight lessees. The leases expire through November 2002.

     During 2001, the Partnership sold equipment in the first quarter generating a gain of $470,000 and in the fourth quarter generating a gain of $190,054. The proceeds of the fourth quarter sale of $1,552,256 is carried as a receivable in other assets at December 31, 2001. Such amount was collected in January 2002.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases consisted of the following:

Balance at December 31, 1998                                  $     231,149

    Accounts written-off                                            (19,672)
    Recoveries on accounts
      previously written-off                                         55,193
                                                              -------------

Balance at December 31, 1999                                        266,670

    Recoveries on accounts
      previously written-off                                            635
    Provision for doubtful accounts                                   9,763
                                                              -------------

Balance at December 31, 2001 and 2000                         $     277,068
                                                              =============


7.       Notes Payable

     Notes payable non-recourse bear interest at fixed rates ranging from 5.18% to 10.75% and mature as follows:
                                                          Notes Payable
                                                          Non-Recourse
                            2002                        $      4,121,343
                            2003                              10,255,666
                            2004                               1,219,097
                                                        ----------------
                                                        $     15,596,106


     These non-recourse notes payable are secured by equipment with net book values aggregating $21,289,645.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                 Charged to
                                                                 Operations

     Management fees                                          $      675,025
     Administrative expense reimbursements                           345,569
                                                              --------------

     Year ended December 31, 1999                             $    1,020,594
                                                              ==============

     Management fees                                          $      466,522
     Administrative expense reimbursements                           232,159
                                                              --------------

     Year ended December 31, 2000                             $      698,681
                                                              ==============

     Management fees                                          $      481,734
     Administrative expense reimbursements                           239,947
                                                              --------------

     Year ended December 31, 2001                             $      721,681
                                                              ==============


     In accordance with the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See
Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The Partnership had investments in eight joint ventures with other Partnerships sponsored by the General Partner, one of which was sold in 2000. (See Note 3 for additional information relating to the joint ventures).

9.   Commitments and Contingencies

     The Partnership entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these parties based on specified formulas. During the years ended December 31, 2001, 2000 and 1999, the Partnership did not incur any obligations pursuant to such agreements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Tax Information (Unaudited)

     The following table reconciles net income for financial statement reporting purposes to income for federal income tax reporting purposes for the years ended December 31:

                                                2001            2000           1999
                                                ----            ----           ----


Net (loss) income for financial statement
  reporting purposes                        $  (348,138)   $ 2,289,451    $ 1,221,020


Differences due to:
  Direct finance leases                       2,198,744      1,996,665      1,933,804
  Depreciation                               (1,698,494)    (4,158,021)    (5,546,928)
Provision for losses                               --         (271,528)      (119,975)
  Gain (loss) on sales of equipment           1,727,630       (411,606)    (1,098,989)
  Other                                      (1,092,430)         9,631        204,129
                                            -----------    -----------    -----------

Partnership income (loss) for

 federal income tax reporting purposes      $   787,312    $  (545,408)   $(3,406,939)
                                            ===========    ===========    ===========

     As of December 31, 2001, the partners' capital accounts included in the financial statements totaled $9,463,279 compared to the partners' capital accounts for federal income tax reporting purposes of $4,888,117 (unaudited). The difference arises primarily from sales expenses and commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes, offset by temporary differences related to direct finance leases, depreciation and provision for losses.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

11.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:


                                                                  For the Quarters Ended
                                          ----------------------------------------------------------------------

                                              March 31,        June 30,         September 30,      December 31,
                                              --------         -------          ------------       -----------

2001
     Revenues                             $   1,901,441      $     843,580      $   1,248,352     $     730,651
                                          =============      =============      =============     =============

     Net income (loss) allocable to
       limited partners                   $     680,424      $    (339,097)     $     174,492     $    (860,476)
                                          =============      =============      =============     =============

     Net income (loss) per weighted
       average limited partnership unit   $        1.80      $       (0.90)     $       0.46      $       (2.27)
                                          =============      =============      ============      =============

2000
     Revenues                             $   1,195,997      $   1,818,017      $   1,790,912     $   1,088,165
                                          =============      =============      =============     =============

     Net income allocable to
       limited partners                   $     334,848      $     926,252      $     940,638     $      64,818
                                          =============      =============      =============     =============

     Net income per weighted
       average limited partnership unit   $        0.88      $        2.45      $       2.49      $        0.17
                                          =============      =============      ============      =============

(1) The fourth quarter of 2001 includes the Partnership's share of the loss of its joint venture investee, AIC Trust (see note 3), of approximately $787,000.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2001, 2000 and 1999.

                                                    Type of
       Entity                    Capacity         Compensation            2001            2000           1999
       ------                    --------         ------------            ----            ----           ----

ICON Capital Corp.         General Partner     Management fees        $     481,734  $     466,522  $      675,025
ICON Capital Corp.         General Partner     Admin. expense
                                                 reimbursements             239,947        232,159         345,569
                                                                      -------------  -------------  --------------

                                                                      $     721,681  $     698,681  $    1,020,594
                                                                      =============  =============  ==============

Item 12.  Security Ownership of Certain Beneficial Owners and Management

 (a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

 (b) As of April 1, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

     See also Notes 3,5 and 8 for a discussion of the Partnership's related party transactions.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

(c)      Exhibits

(d)      Unconsolidated Joint Venture Financial Statements

     ICON Receivables 97-A LLC - as of and for the years ended December 31, 2001 and 2000

     ICON Receivables 97-B LLC - as of and for the year ended December 31, 2001

     AIC Trust - as of and for the years ended December 31, 2001 and 2000

     ICON Cheyenne LLC - as of and for the year ended December 31, 2001

                         ICON Receivables 1997-A L.L.C.

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members ICON Receivables 1997-A L.L.C.

We have audited the accompanying balance sheets of ICON Receivables 1997-A L.L.C. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A L.L.C. as of December 31 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/KPMG LLP
                                    -------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-A L.L.C.

                                 Balance Sheets

                                  December 31,

         Assets                                              2001           2000
         ------                                              ----           ----

Cash                                                     $   673,740    $   619,719
                                                         -----------    -----------

Investment in finance leases
   Minimum rents receivable                                2,984,147      4,594,866
   Estimated unguaranteed residual values                    269,211        565,788
   Unearned income                                          (134,914)      (354,592)
   Allowance for doubtful accounts                        (2,174,224)      (786,560)
                                                         -----------    -----------
                                                             944,220      4,019,502
                                                         -----------    -----------

Investment in financings
   Minimum rents receivable                                     --        4,570,567
   Unearned income                                              --         (245,371)
   Allowance for doubtful accounts                              --         (802,699)
                                                         -----------    -----------
                                                                --        3,522,497
                                                         -----------    -----------

Other assets                                                 238,622        840,801
                                                         -----------    -----------

Total assets                                             $ 1,856,582    $ 9,002,519
                                                         ===========    ===========

         Liabilities and Members' Equity

Notes payable non-recourse                               $ 1,157,730    $ 5,016,098
Security deposits, deferred credits and other payables       549,715      1,832,829
                                                         -----------    -----------

Total liabilities                                          1,707,445      6,848,927
                                                         -----------    -----------

Members' equity                                              149,137      2,153,592
                                                         -----------    -----------

Total liabilities and members' equity                    $ 1,856,582    $ 9,002,519
                                                         ===========    ===========












See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Operations

                        For the Years Ended December 31,

                                                       2001           2000
                                                       ----           ----

Revenue

  Finance income                                  $   465,049    $   960,903
  Interest income and other                            56,001        135,580
  Gain on remarketing of equipment                     26,997        161,410
                                                  -----------    -----------

   Total revenues                                     548,047      1,257,893
                                                  -----------    -----------

Expenses

  General and administrative and other expenses       531,747        450,902
  Interest expense                                    195,755        618,920
  Provision for doubtful accounts                   1,825,000        850,000
                                                  -----------    -----------
  Total expenses                                    2,552,502      1,919,822
                                                  -----------    -----------

Net loss                                          $(2,004,455)   $  (661,929)
                                                  ===========    ===========


























See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2001 and 2000

                                                  Total

Balance at December 31, 1999                   $ 3,266,388
                                               -----------

Net loss                                          (661,929)

Distributions to members                          (450,867)
                                               -----------

Balance at December 31, 2000                     2,153,592

Net loss                                        (2,004,455)
                                               -----------

Balance at December 31, 2001                   $   149,137
                                               ===========































See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  2001            2000
                                                                  ----            ----

Cash flows from operating activities:
   Net loss                                                   $(2,004,455)   $  (661,929)
                                                              -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Gain from the sale of finance leases                           (26,997)      (161,410)
   Provision for doubtful accounts                              1,825,000        850,000
   Changes in operating assets and liabilities:
     Collection of principal                                    4,476,202      5,518,901
     Other assets                                                 602,179        349,534
     Security deposits, deferred credits and other payables    (1,283,114)       340,695
                                                              -----------    -----------

       Total adjustments                                        5,593,270      6,897,720
                                                              -----------    -----------

       Net cash provided by operating activities                3,588,815      6,235,791
                                                              -----------    -----------

Cash flows from investing activities:
   Proceeds from the sales of equipment                           323,574      1,379,988
                                                              -----------    -----------

       Net cash provided by investing activities                  323,574      1,379,988
                                                              -----------    -----------

Cash flows from financing activities:
   Principal payments on notes payable non-recourse            (3,858,368)    (8,193,119)
   Distributions to members                                          --         (450,867)
                                                              -----------    -----------

       Net cash used in investing activities                   (3,858,368)    (8,643,986)
                                                              -----------    -----------

Net increase (decrease) in cash                                    54,021     (1,028,207)

Cash at the beginning of the year                                 619,719      1,647,926
                                                              -----------    -----------

Cash at the end of the year                                   $   673,740    $   619,719
                                                              ===========    ===========

Supplemental information-interest paid                        $   194,555    $   640,625
                                                              ===========    ===========









See accompanying notes to financial statement.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

1.       Organization

     ICON Receivables 1997-A L.L.C. (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.       Significant Accounting Policies

Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Leases - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

3.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases at December 31, 2001 are as follows:


             Year     Amount

             2002           $ 2,926,097
             2003                40,036
             2004                18,014
                            -----------

                            $ 2,984,147

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                         Finance
                                          Leases      Financings        Total

Balance at December 31, 1999          $   101,122    $    66,788    $   167,910

    Recoveries on accounts
      previously written-off              274,938        296,411        571,349
    Provision for doubtful accounts       410,500        439,500        850,000
                                      -----------    -----------    -----------

Balance at December 31, 2000              786,560        802,699      1,589,259

    Accounts written-off                 (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts     1,825,000           --        1,825,000
                                      -----------    -----------    -----------

Balance at December 31, 2001          $ 2,174,224    $      --      $ 2,174,224
                                      ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $206,421 and $263,700 at December 31, 2001 and 2000, respectively which represent amounts collected by an affiliate on the Company's behalf.

                         ICON Receivables 1997-B L.L.C.

                               Financial Statement

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

56
Last printed 04/16/02 3:08 PM











                          INDEPENDENT AUDITORS' REPORT


The Partners ICON Receivables 1997-B L.L.C.

We have audited the accompanying balance sheet of ICON Receivables 1997-B L.L.C. (the "Company") as of December 31, 2001, and the related statement of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Receivables 1997-B L.L.C. as of December 31 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                   --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-B L.L.C.

                                  Balance Sheet

                                December 31, 2001


          Assets

Cash                                        $   622,425
                                            -----------

Investment in finance leases
   Minimum rents receivable                   3,216,235
   Estimated unguaranteed residual values       255,001
   Unearned income                             (145,673)
   Allowance for doubtful accounts           (1,098,719)
                                            -----------
                                              2,226,844

Investment in financings
   Receivables due in installments            6,783,818
   Unearned income                             (408,920)
   Allowance for doubtful accounts           (1,161,097)
                                            -----------
                                              5,213,801

Other assets                                    202,619
                                            -----------

Total assets                                $ 8,265,689
                                            ===========


         Liabilities and Members' Equity

Notes payable - non recourse                $ 6,982,448
Other liabilities                               638,550
Due to affiliates                               255,694
                                            -----------

Total liabilities                             7,876,692
                                            -----------

Members' equity                                 388,997
                                            -----------

Total liabilities and members' equity       $ 8,265,689
                                            ===========


See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001


Revenue

   Finance income                          $ 1,154,382
   Interest income and other                    76,235
   Gain from the sale of investments            49,540
                                           -----------

Total revenues                               1,280,157
                                           -----------

Expenses

   General and administrative expense          215,859
   Interest expense                            645,798
   Amortization of loan origination fees       123,307
   Provision for doubtful accounts           2,162,304
                                           -----------

Total expenses                               3,147,268
                                           -----------

Net loss                                   $(1,867,111)
                                           ===========






















See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001



Balance at December 31, 2000                       $   2,256,108

Net loss                                              (1,867,111)
                                                   -------------

Balance at December 31, 2001                       $     388,997
                                                   =============































See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001


Cash flows from operating activities:
   Net loss                                             $(1,867,111)
                                                        -----------
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
   Gain from the sale of investments                        (49,540)
   Amortization of loan origination fees                    123,307
   Provision for doubtful accounts                        2,162,304
   Changes in operating assets and liabilities:
     Collection of principal on leases and financings     5,991,296
     Other assets                                           (35,125)
     Other liabilities                                          818
     Due to affiliates                                      518,082
                                                        -----------

   Total adjustments                                      8,711,142
                                                        -----------

   Net cash provided by operating activities              6,844,031
                                                        -----------

Cash flows from investing activities:
   Proceeds from the sale of equipment                      410,759
                                                        -----------

   Net cash provided by investing activities                410,759
                                                        -----------

Cash flows from financing activities:
   Principal payments on notes payable - non-recourse    (7,335,811)
                                                        -----------

Net cash used in investing activities                    (7,335,811)
                                                        -----------

Net decrease in cash                                        (81,021)

Cash at the beginning of the year                           703,446
                                                        -----------

Cash at the end of the year                             $   622,425
                                                        ===========

Supplemental disclosures of cash flow information:
   Interest paid during the year                        $   645,798
                                                        ===========








See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

3.       Organization

     ICON Receivables 1997-B L.L.C. (the "Company"), was formed in August 1997 by three affiliated partnerships, ICON Cash Flow Partners L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), who contributed and assigned equipment leases and finance receivables and residuals to the Company. These financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any transactions other than owning and managing the assets contributed for the benefit of the members. The servicing of the assets is provided by ICON Capital Corp, the general partner of each of the members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

4.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Leases - The Company accounts for owned equipment leased to third parties as finance leases. As such, the Company recorded the total minimum lease payments, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment less the related unearned income. The unearned income is recognized as finance income over the terms of the financings following the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

                         ICON Receivables 1997-B L.L.C.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

3.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financing are as follows:

                          Finance
 Year                     Leases              Financings               Total

  2002               $      2,872,076       $   3,333,605        $   6,205,681
  2003                        344,159           1,580,054            1,924,213
  2004                             -            1,870,159            1,870,159
                     ----------------       -------------        -------------

                     $      3,216,235       $   6,783,818        $  10,000,053
                     ================       =============        =============


     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                    Finance
                                    Leases         Financings      Total

Balance at December 31, 2000      $   500,913    $ 1,181,770    $ 1,682,683

Accounts written-off                 (177,442)    (1,407,729)    (1,585,171)
Provision for doubtful accounts       775,248      1,387,056      2,162,304
                                  -----------    -----------    -----------

Balance at December 31, 2001      $ 1,098,719    $ 1,161,097    $ 2,259,816
                                  ===========    ===========    ===========

                         ICON Receivables 1997-B L.L.C.

5.   Notes Payable

     The notes payable are non-recourse, bear interest at a rate of 6.19% and are secured by and payable from the collections of finance lease receivables and financings and proceeds from the sales of residuals. Loan origination fees are being amortized over the life of the loan.

6.       Due to Affiliates

     The amount due to affiliates represents collected rentals deposited in the Company's bank account on behalf of affiliated companies.

                                 ICON/AIC TRUST

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

Last printed 04/16/02 3:08 PM






                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON/AIC TRUST

We have audited the accompanying balance sheets of ICON/AIC TRUST as of December 31, 2001 and 2000, and the related statements of operations, changes in beneficial interestholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, the Trust sold all of its finance leases, subject to its remaining non-recourse debt, on December 28, 2001. As a result, as of December 31, 2001, the only significant asset owned by the Trust is a note receivable representing the proceeds of the sale which is collectible over the two and one half year period ended June 2004.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON/AIC TRUST as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                   --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                                 ICON/AIC TRUST

                                 Balance Sheets

                                  December 31,


                                        2001          2000
                                        ----          ----
          Assets

Investment in finance leases
   Minimum rents receivable       $       --     $  9,331,709
   Unguaranteed residual values           --        7,760,304
   Initial direct costs                   --          182,260
   Unearned income                        --       (1,972,793)
                                  ------------   ------------

                                          --       15,301,480
                                  ------------   ------------

Note receivable (note 3)             3,645,250           --
Due from affiliate (note 4)            204,189           --
                                  ------------   ------------

Total assets                      $  3,849,439   $ 15,301,480
                                  ============   ============


         Liabilities and Beneficial Interestholders' Equity

Notes payable - non-recourse      $         -     $     8,543,026
                                  -------------   ---------------

Beneficial interestholders' equity 3,849,439         6,758,454
                                  -------------   ---------------

Total liabilities and beneficial
  interestholders' equity         $   3,849,439   $    15,301,480
                                  =============   ===============

















See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Operations

                        For the Years Ended December 31,

                                                             2001          2000
                                                             ----           ----
Revenue

   Finance income                                         $   921,436    $ 1,540,381
                                                          -----------    -----------

Total revenue                                                 921,436      1,540,381
                                                          -----------    -----------

Expenses

   Loss from the sales of investments in finance leases     2,472,400           --
   Foreign currency loss                                      607,831           --
   Interest expense                                           434,526        829,944
   Amortization of initial direct costs                        94,375        180,852
                                                          -----------    -----------

Total expenses                                              3,609,132      1,010,796
                                                          -----------    -----------

Net (loss) income                                         $(2,687,696)   $   529,585
                                                          ===========    ===========

























See accompanying notes to financial statements.

                                 ICON/AIC TRUST

           Statements of Changes in Beneficial Interestholders' Equity

                        For the Years Ended December 31,



                                                                              2001                            2000
                                                                              ----                            ----


Beneficial interestholders' equity, beginning of the year
   (net of accumulated other comprehensive
   income of $607,831 and $62,915)                                       $   6,758,454                    $   6,773,785

Distributions to beneficial interestholders                                   (829,150)                              -

Net (loss) income                                    $   (2,687,696)                      $      529,585

Other comprehensive loss - foreign
   translation loss                                               -                             (544,916)
Realization of foreign translation loss
   on sales of investment in finance leases                 607,831                                   -
                                                     --------------                       --------------

Comprehensive loss                                                          (2,079,865)                         (15,331)
                                                                         -------------                    -------------

Beneficial interestholders' equity, end of year                   $      3,849,439                     $  6,758,454
                                                                  ================                     ============


                                                                     December 31, 2001                  December 31, 2000
                                                                     -----------------                  -----------------

Accumulated other comprehensive loss - foreign
   translation loss                                                      $          -                     $    (607,831)

Other beneficial interestholders' equity                                     3,849,439                        7,366,285
                                                                         -------------                    -------------

Beneficial interestholders' equity                                       $   3,849,439                    $   6,758,454
                                                                         =============                    =============












See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                             2001             2000
                                                             ----             ----
Cash flows from operating activities:
   Net (loss) income                                      $(2,687,696)   $   529,585
                                                          -----------    -----------
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
   Loss from the sale of investments in finance leases      2,472,400           --
   Foreign currency loss                                      607,831           --
   Finance income portion of receivables paid directly
     to lenders by lessees                                   (921,436)    (1,540,381)
   Interest expense on non-recourse financing paid
     directly to lenders by lessees                           434,526        829,944
   Amortization of initial direct costs                        94,375        180,852
   Changes in operating assets:
     Due from affiliate                                      (204,189)          --
     Collection of principal-non-financed receivables         154,053           --
                                                          -----------    -----------

   Total adjustments                                        2,637,560       (529,585)
                                                          -----------    -----------

   Net cash used in operating activities                      (50,136)          --
                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of investments in finance leases       879,286           --
                                                          -----------    -----------

Cash flows used in financing activities:
   Cash distributions to beneficial interestholders          (829,150)          --
                                                          -----------    -----------

Net increase in cash                                             --             --

Cash at the beginning of the year                                --             --
                                                          -----------    -----------

Cash at the end of the year                               $      --      $      --
                                                          ===========    ===========










See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                        For the Years Ended December 31,



Supplemental Disclosure of Cash Flow Information

   For the years ended December 31, 2001 and 2000, non-cash activities included the following:


                                                                                   2001           2000
                                                                                   ----           ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees                            $    4,973,382   $   7,368,662
Principal and interest on non-recourse
   financing paid directly to lenders by lessees                                  (4,973,382)     (7,368,662)
                                                                              --------------   -------------

                                                                              $          -     $          -
                                                                              ==============   =============


   Interest expense of $434,526 and $829,944 for the years ended December 31, 2001 and 2000 respectively, consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.

                                 ICON/AIC TRUST

                          Notes to Financial Statements

                                December 31, 2001

1.       Organization

     ICON/AIC TRUST (the "Trust"), was formed and commenced business operations in 1999 to accept a contribution of equipment leases in the United Kingdom, subject to related debt, from ICON Cash Flow Partners L.P. Seven (L.P. Seven). Subsequently, L.P. Seven sold interests in the Trust to ICON Cash Flow Partners L.P. Eight A ("Fund Eight A") and to ICON Cash Flow Partners L.P. Six ("L.P. Six").

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Trust's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The contributed leases were all receivable in British pounds sterling and the related non-recourse debt was payable in British pounds sterling. As a result, the functional currency of the Trust is the British pounds sterling. The financial statements are translated into U.S. dollars and resulting translation gains and losses are included as other comprehensive income.

     Leases - The Trust accounted for owned equipment leased to third parties as finance leases. For finance leases, the Trust recorded, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases were capitalized and amortized over the terms of the related leases using the interest method.

     Impairment of Estimated Residual Values - The Trust's policy with respect to impairment of estimated residual values was to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicated that the carrying value of an asset was not recoverable and, therefore, an impairment loss should have been recognized. The events or changes in circumstances which generally indicated that the residual value of an asset had been impaired were (i) the estimated fair value of the underlying equipment was less than the Trust's carrying value or (ii) the lessee was experiencing financial difficulties and it did not appear likely that the estimated proceeds from the disposition of the asset would be sufficient to satisfy the remaining obligation to the non-recourse lender and the Trust's residual position.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the beneficial interestholders' rather than the Trust.

                                 ICON/ AIC TRUST

                                December 31, 2001

3.       Sale of Finance Leases

     On December 28, 2001, the Trust sold its remaining investment in finance leases subject to the remaining related non-recourse debt, for a note which is collectible over a two and one half year period. The gross note amount is (pound)2,575,000 or $3,744,822 based upon the currency exchange rate at December 31, 2001. The receivable (converted into US dollars) is due as follows:

                           January 2002 (paid)                  $     690,792
                           June 2002                                  690,793
                           January 2003                               654,435
                           June 2003                                  618,077
                           January 2004                               545,362
                           June 2004                                  545,363
                                                                -------------
                                                                    3,744,822
                           Less interest included
                             in the payments                          (99,572)
                                                                ----------------

                                                                $   3,645,250


     Foreign currency gains or losses will be recorded as currency rates change.

4.   Related Party Transactions

     The Trust is managed by the General Partner of the Trust's beneficial interestholders. The costs were not significant and were absorbed by the members in proportion to their sharing interests. As of December 31, 2001, amounts due from an affiliate represented cash held by L.P. Seven on behalf of the Trust.

                              ICON Cheyenne L.L.C.

                              Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members
ICON Cheyenne L.L.C.

We have audited the accompanying balance sheet of ICON Cheyenne L.L.C. (the "Company") as of December 31, 2001 and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON Cheyenne L.L.C. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                   -------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                              ICON Cheyenne L.L.C.

                                  Balance Sheet

                                December 31, 2001




          ASSETS

Cash                                    $    279,550
                                        ------------

Investment in operating leases:
   Equipment cost                         28,832,836
   Accumulated depreciation               (6,386,270)
                                        ------------
                                          22,446,566

Due from affiliates                          878,015
Other assets                                 265,540
                                        ------------

Total assets                            $ 23,869,671
                                        ============


     LIABILITIES AND MEMBERS' EQUITY

Notes payable, non-recourse             $ 10,223,768
Accounts payable                              25,318
Deferred income and other                    896,420
                                        ------------
                                          11,145,506

Member's equity                           12,724,165
                                        ------------

Total liabilities and members' equity   $ 23,869,671
                                        ============















See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001


Revenues

Rental income                $8,830,255
Gain on sale of equipment        92,695
Interest income and other        90,230
                             ----------

Total revenues                9,013,180
                             ----------

Expenses

Depreciation expense          6,722,261
Interest expense                931,643
General and administrative       36,262
                             ----------

Total expenses                7,690,166
                             ----------

Net income                   $1,323,014
                             ==========























See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001





Members' equity at December 31, 2000                        $     11,401,151

Net income                                                         1,323,014
                                                            ----------------

Members' equity as of December. 31, 2001                    $     12,724,165
                                                            ================

































See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001

Cash flows from operating activities:
   Net income                                        $ 1,323,014
                                                     -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation expense                                6,722,261
   Rental income paid directly
     to lenders by lessees                            (8,426,301)
   Interest expense on non-recourse financing paid
     directly by lessees                                 931,643
   Gain on sale of equipment                             (92,695)
   Changes in operating assets and liabilities:
     Due from affiliates                                (878,015)
     Accounts payable                                     25,318
     Deferred income and other                           896,420
     Other assets                                       (265,540)
                                                     -----------

   Total adjustments                                  (1,086,909)
                                                     -----------

Net cash provided by operating activities                236,105
                                                     -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                       629,514
                                                     -----------

Cash flows used in financing activities:
   Repayment of non-recourse debt                       (586,069)
                                                     -----------

Net change in cash                                       279,550

Cash at the beginning of the year                           --
                                                     -----------

Cash at the end of the year                          $   279,550
                                                     ===========













See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

Supplemental Disclosure of Cash Flow Information

   For the years December 31, 2001 and 2000, non-cash activities included the following:

                                                                 2001

Rental income paid directly to lenders by lessees           $    8,426,301
Principal and interest on non-recourse debt
  paid directly to lenders by lessees                           (8,426,301)
                                                            --------------

                                                            $          -
                                                            ==============

   Interest expense of $931,643 for the year ended December 31, 2001 consisted solely of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.


























See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                          Notes to Financial Statements

                                December 31, 2001

1.   Organization

     ICON Cheyenne LLC (the "LLC") was formed December 27, 2000 as a joint venture between four affiliates; ICON Income Fund Eight B ("Fund Eight B"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Cash Flow Partner L.P. Six ("L.P. Six") and ICON Income Fund Eight A ("Fund Eight A"). The purpose of the LLC was to acquire a portfolio of leases consisting of various types of industrial and manufacturing equipment. The total purchase price of the portfolio acquired was $29,705,716 and was financed by cash of $11,401,151 and non-recourse debt of $18,304,565. Fund Eight B has a majority interest of 87.69%, while L.P. Seven, L.P. Six and Fund Eight A have 10.31%, 1% and 1% interests, respectively.

     Profits, losses, cash distributions and disposition proceeds are allocated to the members in accordance to their share of interest.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The LLC's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Leases - All leases in the LLC's portfolio are classified as operating leases. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized following the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment of Assets - The LLC's policy with respect to impairment of estimated salvage values of operating leases is to review, on a periodic basis, the carrying value on an individual asset to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's carrying value. Generally in the latter situation, the carrying value relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the LLC does not recover its carrying value until the non-recourse note obligation is repaid in full.

     Income Taxes - No provisions for income taxes has been made as liability for such taxes is that of each member rather than the LLC.

                              ICON Cheyenne L.L.C.

                                December 31, 2001

3.   Investment In Operating Leases

     In December 2000, the LLC acquired a portfolio of operating leases involving various types of equipment for a total cost of $29,705,716. During the year ended December 31, 2001, the LLC sold a portion of such equipment upon termination of the underlying leases with lessees.

     The investment in operating leases at December 31, 2001 consisted of the following:


Equipment cost, January 1, 2001                     $ 29,705,716

Equipment sold                                          (872,880)
                                                    ------------

Equipment cost, December 31, 2001                     28,832,836
                                                    ------------

Accumulated depreciation, January 1, 2001                   --

Depreciation expense                                  (6,722,261)

Accumulated depreciation on equipment sold               335,991
                                                    ------------

Accumulated depreciation, December 31, 2001           (6,386,270)
                                                    ------------

Investment in operating leases, December 31, 2001   $ 22,446,566
                                                    ============

Non-cancellables rents from operating leases are due as follows:

                  Year                          Amount

                  2002                   $    5,788,426
                  2003                        3,786,622
                  2004                        1,354,145
                  2005                          644,354
                  2006                           61,360
                                         --------------

                                         $   11,634,907

                              ICON Cheyenne L.L.C.

                                December 31, 2001

4.   Notes Payable

                  Notes payable consists of notes payable, non-recourse, which accrue interest at rates ranging from 5.52% to 10.05%, and which are being paid directly to the lenders by the lessees.

     The notes mature as follows:

                  Year                          Amount

                  2002                   $    4,765,112
                  2003                        3,556,465
                  2004                        1,279,030
                  2005                          623,161
                                         --------------

                                         $   10,223,768


5.   Related Party Transactions

     Amounts due from affiliates represent rental payments received by Income Fund Eight B of $797,307 and rental payments received by L.P. Six of $80,708 on behalf of the LLC. Such amounts were remitted to the LLC in 2002.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2001


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

                              ICON CASH FLOW PARTNERS L.P. Six
                              File No. 33-36376 (Registrant)
                              By its General Partner, ICON Capital Corp.


Date: April 15, 2002          /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: April 15, 2002          /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date: April 15, 2002          /s/ Paul B. Weiss
                              --------------------------------------------------
                              Paul B. Weiss
                              President and Director


Date: April 15, 2002          /s/ Thomas W. Martin
                              --------------------------------------------------
                              Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.