Form 10-Q
period 2002-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 2002-05-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the period ended                     March 31, 2002
                     -----------------------------------------------------------

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                     to
                                   --------------------    ---------------------

Commission File Number                       0-28136
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                               March 31,       December 31,
                                                 2002              2001
                                                 ----              ----

       Assets

Cash                                         $    123,025     $    384,816
                                             ------------     ------------

Investment in finance leases
   Minimum rents receivable                     5,048,674        5,635,382
   Estimated unguaranteed residual values       2,017,292        2,033,755
   Initial direct costs                             3,711            5,563
   Unearned income                               (516,984)        (650,225)
   Allowance for doubtful accounts               (277,068)        (277,068)
                                             ------------     ------------

                                                6,275,625        6,747,407
                                             ------------     ------------
Investment in operating leases
   Equipment, at cost                          22,030,584       22,051,594
   Accumulated depreciation                    (6,376,020)      (5,831,958)
                                             ------------     ------------

                                               15,654,564       16,219,636

Investments in unconsolidated
  joint ventures                                1,081,128        1,321,509
                                             ------------     ------------


Other assets                                      273,292        1,916,251
                                             ------------     ------------

Total assets                                 $ 23,407,634     $ 26,589,619
                                             ============     ============








                                                   (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                    March 31,      December 31,
                                                     2002             2001
                                                     ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse                     $  14,591,647     $ 15,596,106
Security deposits and deferred credits                 956,715        1,022,524
Accounts payable-other                                 346,155          340,828
Accounts payable General Partners
   and affiliates                                       94,776           94,812
Minority interest in consolidated
  joint venture                                         71,752           72,070
                                                 -------------     ------------

                                                    16,061,045       17,126,340

Partners' equity (deficiency)
   General Partner                                    (254,055)        (233,078)
   Limited partners (378,168.47 units
     outstanding, $100 per unit original
     issue price)                                    7,600,644        9,696,357
                                                 -------------     ------------

   Total partners' equity                            7,346,589        9,463,279
                                                 -------------     ------------

Total liabilities and partners' equity           $  23,407,634     $ 26,589,619
                                                 =============     ============











See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                2002            2001
                                                ----            ----
Revenues
Rental income                               $   880,086    $    997,426
Finance lease income                            140,208         256,660
   Gain on sales of equipment                     4,000         573,819
Income from equity investment
 in joint ventures                               13,696          13,698
Other income                                     56,532          59,838
                                            -----------    ------------

   Total revenues                             1,094,522       1,901,441
                                            -----------    ------------

Expenses
   Interest                                     437,053         543,865
   Depreciation                                 557,290         430,568
   General and administrative                   173,992          74,228
   Management fees - General Partner             86,360         106,178
   Administrative expense reimbursements
     - General Partner                           39,813          52,067
   Amortization of initial direct costs           2,845           5,901
   Minority interest in joint ventures             (318)          1,337
                                            -----------    ------------

   Total expenses                             1,297,035       1,214,144
                                            -----------    ------------

Net (loss) income                           $  (202,513)   $    687,297
                                            ===========    ============

Net (loss) income allocable to:
   Limited partners                            (200,488)        680,424
   General Partner                               (2,025)          6,873
                                            -----------    ------------

                                            $  (202,513)   $    687,297
                                            ===========    ============

Weighted average number of limited
   partnership units outstanding                378,288         378,283
                                            ===========    ============

Net (loss) income per weighted average
   limited partnership unit                 $    (0.53)    $       1.80
                                            ==========     ============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                         Limited Partner Distributions

                           Return of   Investment      Limited       General
                           Capital     Income          Partners      Partner       Total
                           -------     ------          --------      -------       -----
                         (Per weighted average unit)

Balance at
   December 31, 2000                               $  13,529,157   $ (194,393)  $ 13,334,764

Cash distributions
   to partners              $ 9.22       $ -          (3,488,143)     (35,204)    (3,523,347)

Limited partnership units
   redeemed (200 units)

Net loss                                                (344,657)      (3,481)      (348,138)
                                                    ------------   ----------   ------------

Balance at
   December 31, 2001                                   9,696,357     (233,078)     9,463,279

Cash distributions
   to partners              $ 5.01      $ -           (1,895,225)     (18,952)    (1,914,177)

Net loss                                                (200,488)      (2,025)      (202,513)
                                                    ------------  -----------   ------------

Balance at
   March 31, 2002                                   $  7,600,644  $  (254,055)  $  7,346,589
                                                    ============  ===========   ============






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                         2002          2001
                                                         ----          ----

Cash flows from operating activities:
   Net (loss) income                                $  (202,513)   $   687,297
                                                    -----------    -----------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Rental income - paid directly to lenders
         by lessees                                    (823,199)      (997,426)
       Interest expense on non-recourse
         financing paid directly by lessees             404,767        526,521
       Finance income portion of receivables
         paid directly to lenders by lessees           (130,683)      (180,548)
       Amortization of initial direct costs               2,845          5,901
       (Income) from investments in
         unconsolidated joint ventures                  (13,696)       (13,698)
       Depreciation                                     557,290        430,568
       Gain on sales of equipment                        (4,000)      (573,819)
       Minority interest in consolidated
         joint venture                                     (318)         1,337
       Change in operating assets and
         liabilities:
         Other assets                                    11,179        (21,543)
         Non-financed receivables                            -         101,054
         Security deposits and deferred
           credits                                      (10,512)        10,070
         Accounts payable - other                         5,326        209,166
         Accounts payable to General Partner
           and affiliates                                   (36)          -
         Other                                           13,179        (24,228)
                                                    -----------    -----------

           Total adjustments                             12,142       (526,645)
                                                    -----------    -----------

       Net cash (used in) provided by operating
         activities                                    (190,371)       160,652
                                                    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                   1,588,680      3,332,644
   Distributions received from unconsolidated
     joint ventures                                     254,077           -
                                                    -----------    -----------

       Net cash provided by investing activities      1,842,757      3,332,644
                                                    -----------    -----------



                                                  (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                                   2002             2001
                                                   ----             ----

Cash flows from financing activities:
   Cash distributions to partners              (1,914,177)      (2,464,609)
   Principal payments on notes payable -
     non-recourse                                    -          (1,291,978)
                                              -----------    -------------

  Net cash used in financing activities        (1,914,177)      (3,756,587)
                                              -----------    -------------

Net decrease in cash                             (261,791)        (263,291)

Cash at beginning of period                       384,816          838,897
                                              -----------    -------------

Cash at end of period                         $   123,025    $     575,606
                                              ===========    =============










See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     For the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                          2002         2001
                                                          ----         ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $    586,027       541,961
Rental income assigned operating lease receivable         823,199       997,426
Principal and interest on non-recourse
   financing paid directly to lenders by lessees       (1,409,226)   (1,539,387)
                                                     ------------  ------------

                                                     $      -      $      -
                                                     ============  ============

                                                         2002          2001
                                                         ----          ----

Interest expense:
Interest paid directly to lenders by
   lessees pursuant to
   non-recourse financings                           $    404,767       526,521
Other interest                                             32,286        17,344
                                                     ------------  ------------

Total interest expense                               $    437,053  $    543,865
                                                     ============  ============

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (unaudited)

1.  Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.  Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2002 and 2001 are as follows:

                              2002          2001
                              ----          ----

  Management fees         $  86,360      $ 106,178       Charged to operations
  Administrative expense
    reimbursements           39,813         52,067       Charged to operations
                          ---------      ---------

  Total                   $ 126,173      $ 158,245
                          =========      =========

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

    ICON Cash Flow Partners L.L.C. II

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of owning a commercial aircraft subject to lease. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC
II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, cash flow and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest expense on the consolidated statements of operations. The lease of the aircraft is scheduled to expire in November 2002, unless renewed. The aircraft had a net book value of approximately $13,699,000 and related outstanding non-recourse debt of $9,552,000 at March 31, 2002.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

     Information as to the unaudited financial position of ICON Cash Flow LLC I as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                      March 31, 2002    December 31, 2001
                                      --------------    -----------------

 Assets                              $     17,456,332    $    17,856,299
                                     ================    ===============

 Liabilities                         $      9,839,437    $    10,158,274
                                     ================    ===============

 Equity                              $      7,616,895    $     7,698,025
                                     ================    ===============

 Partnership's share of equity       $         76,169    $        76,981
                                     ================    ===============

                                    Three Months Ended  Three Months Ended
                                      March 31, 2002      March 31, 2001
                                      --------------      --------------

 Net (loss) income                   $        (81,130)   $       137,003
                                     ================    ===============

 Partnership's share of net
   (loss) income                     $           (812)   $         1,370
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position of 1997-A as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                            March 31, 2002            December 31, 2001
                            --------------            -----------------

 Assets                    $     1,128,972             $     1,856,582
                           ===============             ===============

 Liabilities               $     1,002,930             $     1,707,445
                           ===============             ===============

 Equity                    $       126,042             $       149,137
                           ===============             ===============

 Partnership's share
   of equity               $        39,109             $        46,277
                           ===============             ===============

                          Three Months Ended          Three Months Ended
                            March 31, 2002              March 31, 2001
                            --------------              --------------

 Net loss                  $       (23,095)            $       (49,144)
                           ===============             ================

 Partnership's share
   of net loss             $        (7,168)            $       (15,252)
                           ===============             ================


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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position of 1997-B as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                  March 31, 2002             December 31, 2001
                                  --------------             -----------------

  Assets                          $     6,176,875             $     8,265,689
                                  ===============             ===============

  Liabilities                     $     5,753,995             $     7,876,692
                                  ===============             ===============

  Equity                          $       422,880             $       388,997
                                  ===============             ===============

  Partnership's share
    of equity                     $        35,225             $        32,403
                                  ===============             ===============

                                 Three Months Ended          Three Months Ended
                                   March 31, 2002              March 31, 2001
                                   --------------              --------------

  Net income (loss)               $        33,883             $      (124,293)
                                  ===============             ===============

  Partnership's share of net
    income (loss)                 $         2,822             $       (10,356)
                                  ===============             ===============


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

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through May 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position of ICON BF as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                         March 31, 2002    December 31, 2001
                                        ---------------    -----------------

 Assets                                 $    21,717,502     $    24,855,375
                                        ===============     ===============

 Liabilities                            $    10,118,822     $    13,588,934
                                        ===============     ===============

 Equity                                 $    11,598,680     $    11,266,441
                                        ===============     ===============

 Partnership's share of equity          $        58,284     $        56,614
                                        ===============     ===============

                                      Three Months Ended   Three Months Ended
                                        March 31, 2002       March 31, 2001
                                        ---------------     ---------------

 Net income                             $       332,239     $       310,871
                                        ===============     ===============

 Partnership's share of net income      $         1,670     $         1,554
                                        ===============     ===============

     AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in January 2002. As at March 31, 2002, the gross amount due is (pound)2,100,000 ($2,911,580 on a discounted basis based upon the exchange rate of March 31, 2002).

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position of AIC Trust as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                         March 31, 2002    December 31, 2001
                                         --------------    -----------------

  Assets                                $     2,948,354     $     3,849,439
                                        ===============     ===============

  Liabilities                           $        57,447     $          -
                                        ===============     ===============

  Equity                                $     2,890,907     $     3,849,439
                                        ===============     ===============

  Partnership's share of equity         $       737,470     $       981,992
                                        ===============     ===============

                                       Three Months Ended  Three Months Ended
                                         March 31, 2002      March 31, 2001
                                         --------------      --------------

  Net income                            $        37,457     $       131,431
                                        ===============     ===============

  Partnership's share of net income     $         9,555     $        33,515
                                        ===============     ===============

  Distributions                         $       995,989     $         -
                                        ===============     ===============

  Partnership's share of distributions  $       254,077     $         -
                                        ===============     ===============

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position of ICON Cheyenne as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is summarized below:

                                March 31, 2002             December 31, 2001
                                --------------             -----------------

    Assets                     $    23,100,496               $   23,869,671
                               ===============               ==============

    Liabilities                $     9,613,438               $   11,145,506
                               ===============               ==============

    Equity                     $    13,487,058               $   12,724,165
                               ===============               ==============

    Partnership's share
      of equity                $       134,871               $      127,242
                               ===============               ==============

                              Three Months Ended          Three Months Ended
                                March 31, 2002               March 31, 2001
                                --------------               --------------

    Net income                 $       762,893               $      286,784
                               ===============               ==============

    Partnership's share of
      net income               $         7,629               $        2,867
                               ===============               ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Rental income decreased by $117,340 or 12% in the quarter ended March 31, 2002 ("2002 Quarter") as compared to the quarter ended March 31, 2001 ("2001 Quarter") due to the expiration of operating leases (and subsequent sale of underlying equipment) since the 2001 Quarter. Finance lease income decreased by $116,452 or approximately 45% in the 2002 Quarter as compared to the 2001 Quarter due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based. The Partnership recorded gains on sales of equipment of $4,000 in the 2002 Quarter as compared to $573,819 in the 2001 Quarter; earned income from its equity investments in joint ventures of $13,696 in the 2002 Quarter as compared to $13,698 in the 2001 Quarter and other income of $56,532 in the 2002 Quarter as compared to $59,838 in the 2001 Quarter.

     Expenses for the 2002 Quarter were $1,297,035 as compared to $1,214,144 in the 2001 Quarter, an increase of $82,891. The increase in expenses was primarily the result of an increase in depreciation expense of $126,722. This increase was partially offset by a decrease in interest expense of $106,812. Additionally, general and administrative expenses increased by $99,764 in the 2002 Quarter as compared to the 2001 Quarter, due principally to an increase in professional fees. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001. Interest expense decreased due to lower average debt balance outstanding in 2002 as compared to 2001 as the result of continued repayment of such debt.

     Net (loss) income for the three months ended March 31, 2002 and 2001 was ($202,513) and $687,297 respectively. The (loss) net income per weighted average limited partnership unit outstanding was ($.53) and $1.80 for 2002 and 2001, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the 2002 Quarter was proceeds from the sale of equipment of $1,588,680 ($1,552,256 represented a collection of a receivable from a sale completed in late 2001) and a distribution from the joint venture AIC Trust of $254,077. These funds were used to fund operating expenses and pay cash distributions to partners. The Partnership intends to fund its future debt servicing requirements and cash distributions utilizing cash from operations, rentals from finance and operating leases and proceeds from sales of equipment. Cash distributions to limited partners for the three months ended March 31, 2002 and 2001 totaled $1,895,225 and $2,439,963, respectively.

     As of March 31, 2002, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2002

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

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                  ICON Cash Flow Partners L. P. Six
                                  File No. 33-36376 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.




        May 15 2002               /s/ Thomas W. Martin
---------------------------       ----------------------------------------------
         Date                     Thomas W. Martin
                                  Executive Vice President
                                 (Principal financial and accounting officer of
                                  the General Partner of the Registrant)