Form 10-Q
period 2002-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2002-08-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                      June 30, 2002
--------------------------------------------------------------------------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                 June 30,      December 31,
                                                   2002           2001
                                                   ----           ----
      Assets

Cash                                           $     37,000    $    384,816
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable                       4,482,514       5,635,382
   Estimated unguaranteed residual values         1,963,802       2,033,755
   Initial direct costs                               2,290           5,563
   Unearned income                                 (398,040)       (650,225)
   Allowance for doubtful accounts                 (277,068)       (277,068)
                                               ------------    ------------

                                                  5,773,498       6,747,407
                                               ------------    ------------
Investment in operating leases
   Equipment, at cost                            22,030,584      22,051,594
   Accumulated depreciation                      (6,924,370)     (5,831,958)
                                               ------------    ------------
                                                 15,106,214      16,219,636
                                               ------------    ------------

Investments in unconsolidated joint ventures      1,064,917       1,321,509
                                               ------------    ------------

Other assets                                        180,833       1,916,251
                                               ------------    ------------
Total assets                                   $ 22,162,462    $ 26,589,619
                                               ============    ============








                                                (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)


                                                       June 30,     December 31,
                                                        2002           2001
                                                        ----           ----

   Liabilities and Partners' Equity

Notes payable - non-recourse                       $ 13,597,398    $ 15,596,106
Security deposits and deferred credits                  847,601       1,022,524
Accounts payable-other                                  296,560         340,828
Accounts payable General Partners and affiliates         90,757          94,812
Minority interest in consolidated joint venture          71,470          72,070

                                                     14,903,786      17,126,340
                                                   ------------    ------------
Partners' equity (deficiency)
   General Partner                                     (254,934)       (233,078)
   Limited partners (378,288 units outstanding,
     $100 per unit original issue price)              7,513,610       9,696,357
                                                   ------------    ------------

   Total partners' equity                             7,258,676       9,463,279
                                                   ------------    ------------

Total liabilities and partners' equity             $ 22,162,462    $ 26,589,619
                                                   ============    ============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2002         2001           2002           2001
                                                            ----         ----           ----           ----
Revenues
Rental income                                        $     879,453   $     931,489  $   1,759,539  $   1,928,915
Finance lease income                                       129,892         241,673        270,100        498,333
   Gain on sales of equipment                               35,079         166,898         39,079        701,461
Income (loss) from equity investment
 in unconsolidated joint ventures                           13,835        (581,483)        27,531       (567,785)
Other income                                                55,569          85,003        112,101        184,097
                                                     -------------   -------------  -------------  -------------

   Total revenues                                        1,113,828         843,580      2,208,350      2,745,021
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation                                            556,571         430,568      1,113,861        861,136
   Interest                                                423,782         523,205        860,835      1,067,070
   General and administrative                               92,400          56,117        266,392        137,345
   Management fees - General Partner                        87,506         113,061        173,866        219,239
   Administrative expense reimbursements
     - General Partner                                      41,336          55,587         81,149        100,654
   Amortization of initial direct costs                        428           6,210          3,273         12,111
   Minority interest in joint ventures                        (282)          1,354           (600)         2,691
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        1,201,741       1,186,102      2,498,776      2,400,246
                                                     -------------   -------------  -------------  -------------

Net (loss) income                                    $     (87,913)  $    (342,522) $    (290,426) $     344,775
                                                     =============   =============  =============  =============

Net (loss) income allocable to:
   Limited partners                                  $     (87,034)  $    (339,097) $    (287,522) $     341,327
   General Partner                                            (879)         (3,425)        (2,904)         3,448
                                                     -------------   -------------  -------------  -------------

                                                     $     (87,913)  $    (342,522) $    (290,426) $     344,775
                                                     =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           378,288         378,168        378,288        378,168
                                                     =============   =============  =============  =============

Net (loss) income per weighted average
   limited partnership unit                          $        (.23)  $        (.90)  $       (.76) $         .90
                                                     =============   =============   ============= =============


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2002
                      and the year ended December 31, 2001

                                   (unaudited)

                                    Limited Partner Distributions

                                       Return of    Investment        Limited       General
                                        Capital      Income          Partners       Partner     Total
                                     (Per weighted average unit)
Balance at
   December 31, 2000                                             $  13,529,157   $  (194,393)  $ 13,334,764

Cash distributions
   to partners                          $  9.22      $   -          (3,488,143)      (35,204)    (3,523,347)

Net loss                                                              (344,657)       (3,481)      (348,138)
                                                                 -------------   -----------   ------------
Balance at
   December 31, 2001                                                 9,696,357      (233,078)     9,463,279

Cash distributions
   to partners                          $  5.01      $   -          (1,895,225)      (18,952)    (1,914,177)

Net loss                                                              (287,522)       (2,904)      (290,426)
                                                                 -------------   -----------   ------------
Balance at
   June 30, 2002                                                 $   7,513,610   $  (254,934)  $  7,258,676
        === ====                                                 =============   ===========   ============









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                    2002           2001
                                                    ----           ----

Cash flows from operating activities:
 Net (loss) income                               $  (290,426)   $   344,775
                                                 -----------    -----------
 Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
   Rental income - paid directly to
    lenders by lessees                            (1,646,397)    (1,928,915)
   Interest expense on non-recourse financing
     paid directly by lessees                        796,263      1,002,498
   Finance income portion of receivables paid
    directly to lenders by lessees                  (245,683)      (399,182)
   Amortization of initial direct costs and
    loan fees                                         67,845         76,683
   (Income) loss from investments in
     unconsolidated joint ventures                   (27,531)       567,785
   Depreciation                                    1,113,861        861,136
   Gain on sales of equipment                        (39,079)      (701,461)
   Minority interest in consolidated
    joint venture                                       (600)         2,691
   Change in operating assets and liabilities:
     Other assets                                     13,361       (140,119)
     Non-financed receivables                           --          220,915
     Security deposits and deferred credits          (64,329)      (227,699)
     Accounts payable - other                         14,663        120,143
     Accounts payable to General Partner
      and affiliates                                  (4,055)          --
     Other                                             5,625        (59,453)
                                                 -----------    -----------

     Total adjustments                               (16,056)      (604,978)
                                                 -----------    -----------

     Net cash used in operating activities          (306,482)      (260,203)
                                                 -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                1,588,720      3,652,921
   Distributions received from unconsolidated
    joint ventures                                   284,123           --
                                                 -----------    -----------

   Net cash provided by investing activities       1,872,843      3,652,921
                                                 -----------    -----------

                                                  (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                       2002            2001
                                                       ----            ----

Cash flows from financing activities:
   Cash distributions to partners                   (1,914,177)    (2,910,404)
                                                    ----------     ----------
   Principal payments on notes payable -
    non-recourse                                          --       (1,189,055)

       Net cash used in financing activities        (1,914,177)    (4,099,459)
                                                    ----------     ----------

Net decrease in cash                                  (347,816)      (706,741)

Cash and cash equivalents at beginning of period       384,816        838,897
                                                    ----------     ----------

Cash and cash equivalents at end of period         $    37,000    $   132,156
                                                   ===========    ===========











See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)


Supplemental Disclosures of Cash Flow Information

     For the six months ended June 30, 2002 and 2001, non-cash activities included the following:

                                                         2002            2001
                                                         ----            ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 1,148,574    $ 1,281,625
Rental income assigned operating lease receivable      1,646,397      1,928,915
Principal and interest on non-recourse
   financing paid directly to lenders by lessees      (2,794,971)    (3,210,540)
                                                     -----------    -----------

                                                     $      -       $      -
                                                     ===========    ===========


                                                        2002            2001
                                                        ----            ----
Interest expense:
Interest paid directly to lenders by lessees
  pursuant to non-recourse financings                $   796,263   $ 1,002,498
Amortization of loan fee                                  64,572        64,572
                                                     -----------   -----------

Total interest expense                               $   860,835  $  1,067,070
                                                     ===========  ============

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

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

2.  Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2002 and 2001 are as follows:

                                  2002           2001

  Management fees             $  173,866      $  219,239  Charged to operations
  Administrative expense
    reimbursements                81,149         100,654  Charged to operations
                              ----------      ----------

  Total                       $  255,015      $  319,893
                              ==========      ==========


     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. See Note 3 for information relating to the current joint ventures.

3.  Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates have investments in seven ventures involved in acquiring and managing various assets.

Consolidated Venture

     The venture described below is majority owned and consolidated with the Partnership.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

    ICON Cash Flow Partners L.L.C. II

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of owning a commercial aircraft subject to lease. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, cash flow and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest expense on the consolidated statements of operations. The lease of the aircraft is scheduled to expire in November 2002, unless renewed. The aircraft had a net book value of approximately $13,342,000 and related outstanding non-recourse debt of $9,223,000 at June 30, 2002.

Investments in Unconsolidated Joint Ventures

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

     Information as to the unaudited financial position and the results of operations of ICON Cash Flow LLC I as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                        June 30, 2002      December 31, 2001
                                        -------------      -----------------

   Assets                               $  17,056,361       $    17,856,299
                                        =============       ===============

   Liabilities                          $   9,517,370       $    10,158,274
                                        =============       ===============

   Equity                               $   7,538,991       $     7,698,025
                                        =============       ===============

   Partnership's share of equity        $      75,390       $        76,981
                                        =============       ===============

                                        Six Months Ended    Six Months Ended
                                         June 30, 2002       June 30, 2001
                                         -------------       -------------

   Net (loss) income                    $    (159,034)      $       275,570
                                        =============       ===============

   Partnership's share of net
    (loss) income                       $      (1,591)      $         2,756
                                        =============       ===============

    ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2001, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of 1997-A as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                      June 30, 2002       December 31, 2001
                                      -------------       -----------------

  Assets                             $   633,941          $  1,856,582
                                     ===========          ============

  Liabilities                        $   538,636          $  1,707,445
                                     ===========          ============

  Equity                             $    95,305          $    149,137
                                     ===========          ============

  Partnership's share of equity      $    29,573          $     46,277
                                     ===========          ============

                                  Six Months Ended       Six Months Ended
                                     June 30, 2002        June 30, 2001

  Net loss                           $   (53,832)         $ (1,868,675)
                                     ===========          ============

  Partnership's share of net loss    $   (16,704)         $   (618,829)
                                     ===========          ============


     1997-A recorded a provision for bad debts of $1,825,000 during the six month period ended June 30, 2001.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of 1997-B as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                        June 30, 2002        December 31, 2001
                                        -------------        -----------------

    Assets                             $  4,230,393           $   8,265,689
                                       ============           =============

    Liabilities                        $  4,230,393           $   7,876,692
                                       ============           =============

    Equity                             $       -              $     388,997
                                       ============           =============

    Partnership's share of equity      $       -              $      32,403
                                       ============           =============

                                      Six Months Ended      Six Months Ended
                                       June 30, 2002         June 30, 2001
                                       -------------         -------------

    Net loss                           $   (388,997)         $     (311,245)
                                       ============          ==============

    Partnership's share of net loss    $    (32,403)         $      (25,927)
                                       ============          ==============

     1997-B recorded a provision for bad debts of $440,000 and $275,000 during the six month periods ended June 30, 2002 and 2001, respectively.

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

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at December 31, 2001 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through July 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of ICON BF as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                           June 30, 2002      December 31, 2001

     Assets                               $    22,256,680     $    24,855,375
                                          ===============     ===============

     Liabilities                          $    10,337,276     $    13,588,934
                                          ===============     ===============

     Equity                               $    11,919,404     $    11,266,441
                                          ===============     ===============

     Partnership's share of equity        $        59,895     $        56,614
                                          ===============     ===============

                                         Six Months Ended     Six Months Ended
                                           June 30, 2002        June 30, 2001

     Net income                           $       652,963     $       699,814
                                          ===============     ===============

     Partnership's share of net income    $         3,281     $         3,499
                                          ===============     ===============

     AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of June 30, 2002, the gross amount due is (pound)1,625,000 ($2,407,821 on a discounted basis based upon the exchange rate at June 30, 2002).

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of AIC Trust as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                           June 30, 2002     December 31, 2001
                                           -------------     -----------------

   Assets                                 $     3,127,943     $     3,849,439
                                          ===============     ===============

   Liabilities                            $        57,447     $            -
                                          ===============     ===============

   Equity                                 $     3,070,496     $     3,849,439
                                          ===============     ===============

   Partnership's share of equity          $       783,284     $       981,992
                                          ===============     ===============

                                          Six Months Ended   Six Months Ended
                                            June 30, 2002      June 30, 2001
                                            -------------      -------------

   Net income                             $       253,820     $       252,958
                                          ===============     ===============

   Partnership's share of net income      $        64,750     $        64,504
                                          ===============     ===============

   Distributions                          $     1,032,763     $            -
                                          ===============     ===============

   Partnership's share of distributions   $       263,458     $            -
                                          ===============     ===============

     AIC Trust recorded a foreign exchange loss of $71,152 in the three months ended March 31, 2002 and a foreign exchange gain of $198,082 in the three months ended June 30, 2002.

     ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B received a 1%, 10.31%, 1% and 87.69% interest, respectively in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of ICON Cheyenne as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                            June 30, 2002     December 31, 2001
                                            -------------      -----------------

  Assets                                   $  19,967,473      $   23,869,671
                                           =============      ==============

   Liabilities                             $   8,290,031      $   11,145,506
                                           =============      ==============

   Equity                                  $  11,677,442      $   12,724,165
                                           =============      ==============

   Partnership's share of equity           $     116,775      $      127,242
                                           =============      ==============

                                          Six Months Ended    Six Months Ended
                                           June 30, 2002        June 30, 2001

   Net income                              $   1,019,824      $      621,225
                                           =============      ==============

   Partnership's share of net income       $      10,198      $        6,212
                                           =============      ==============

   Distributions                           $   2,066,547      $         -
                                           =============      ==============

   Partnership's share of distributions    $      20,665      $         -
                                           =============      ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Rental income decreased by $52,036 or 6% in the quarter ended June 30, 2002 ("2002 Quarter") as compared to the quarter ended June 30, 2001 ("2001 Quarter") due to the expiration of operating leases since the 2001 Quarter. Finance lease income decreased by $111,781 or approximately 46% in the 2002 Quarter as compared to the 2001 Quarter due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based. The Partnership recorded gains on sales of equipment of $35,079 in the 2002 Quarter as compared to $166,898 in the 2001 Quarter; earned income
(loss) from its equity investments in joint ventures of $13,835 in the 2002 Quarter as compared to ($581,483) in the 2001 Quarter and other income of $55,569 in the 2002 Quarter as compared to $85,003 in the 2001 Quarter. The loss from equity investments in the 2001 Quarter was primarily due to the loss recorded by 1997-A, of which the Partnership's share was $603,577.

     Expenses for the 2002 Quarter were $1,201,741 as compared to $1,186,102 in the 2001 Quarter, an increase of $15,639. The increase in expenses was primarily the result of an increase in depreciation expense of $126,003. This increase was partially offset by a decrease in interest expense of $99,423. Additionally, general and administrative expenses increased by $36,283 in the 2002 Quarter as compared to the 2001 Quarter, due principally to an increase in professional fees. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001. Interest expense decreased due to a lower average debt balance outstanding in 2002 as compared to 2001 as the result of continued repayment of such debt.

     Net loss for the three months ended June 30, 2002 and 2001 was $(87,913) and $(342,522), respectively. The loss per weighted average limited partnership unit outstanding was $(.23) and $(.90) for 2002 and 2001, respectively.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Rental income decreased by $169,376 or 9% in the six months ended June 30, 2002 ("2002 Period") as compared to the six months ended March 31, 2001 ("2001 Period") due to the expiration of operating leases (and subsequent sale of underlying equipment) since the 2001 Period. Finance lease income decreased by $228,233 or approximately 46% in the 2002 Period as compared to the 2001 Period due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based. The Partnership recorded gains on sales of equipment of $39,079 in the 2002 Period as compared to $701,461 in the 2001 Period; earned income from its equity investments in joint ventures of $27,531 in the 2002 Period as compared to $(567,785) in the 2001 Period and other income of $112,101 in the 2002 Period as compared to $184,097 in the 2001 Period. The loss from equity investments in the 2001 period was primarily due to the loss recorded by 1997-A, of which the Partnership's share was $618,829.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     Expenses for the 2002 Period were $2,498,776 as compared to $2,400,246 in the 2001 Period, an increase of $98,530. The increase in expenses was primarily the result of an increase in depreciation expense of $252,725. This increase was partially offset by a decrease in interest expense of $206,235. Additionally, general and administrative expenses increased by $129,047 in the 2002 Period as compared to the 2001 Period, due principally to an increase in professional fees. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001. Interest expense decreased due to a lower average debt balance outstanding in 2002 as compared to 2001 as the result of continued repayment of such debt.

     Net (loss) income for the six months ended June 30, 2002 and 2001 was $(290,426) and $344,775, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(.76) and $.90 for 2002 and 2001, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the 2002 Period was proceeds from the sale of equipment of $1,588,720 (of which $1,552,256 represented a collection of a receivable from a sale completed in late 2001) and distributions from joint ventures of $284,123. These funds were used to pay operating expenses and cash distributions to partners. The Partnership's outstanding debt is non-recourse and is being serviced directly by the related lessees. The
Partnership intends to fund its future operating needs from finance and operating leases and proceeds from sales of equipment. Cash distributions to limited partners for the six months ended June 30, 2002 and 2001 totaled $1,895,225 and $2,881,300, respectively. It should be noted that no distributions were paid to the limited partners in the second quarter of 2002.

     As of June 30, 2002, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2002

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             ICON Cash Flow Partners L. P. Six
                             File No. 33-36376 (Registrant)
                             By its General Partner,
                             ICON Capital Corp.




   August 14, 2002           /s/ Thomas W. Martin
 -------------------         ---------------------------------------------------
       Date                  Thomas W. Martin
                             Executive Vice President
                             (Principal financial and accounting officer of
                             the General Partner of the Registrant)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  August 14, 2002




              /s/ Beaufort J.B. Clarke
              ------------------------------------------------------------------
              Beaufort J.B. Clarke
              Chairman and Chief Executive Officer
              ICON Capital Corp.
              sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  August 14, 2002




                  /s/ Thomas W. Martin
                  --------------------------------------------------------------
                  Thomas W. Martin
                  Executive Vice President (Principal
                  Financial and Accounting Officer)
                  ICON Capital Corp.
                  sole General Partner of ICON Cash Flow Partners L.P. Six