Form 10-Q
period 2002-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2002-11-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                      September 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                 September 30,     December 31,
                                                     2002              2001
                                                     ----              ----

       Assets
       ------

Cash                                               $      5,795    $    384,816
                                                   ------------    ------------

Investment in finance lease
 Minimum rents receivable                             3,744,353       5,635,382
 Estimated unguaranteed residual values               1,880,370       2,033,755
 Initial direct costs                                     1,072           5,563
 Unearned income                                       (292,678)       (650,225)
 Allowance for doubtful accounts                       (277,068)       (277,068)
                                                   ------------    ------------

                                                      5,056,049       6,747,407
                                                   ------------    ------------
Investment in operating leases
 Equipment, at cost                                  21,965,262      22,051,594
 Accumulated depreciation                            (7,447,852)     (5,831,958)
                                                   ------------    ------------

                                                     14,517,410      16,219,636

Investments in unconsolidated joint ventures            891,662       1,321,509
                                                   ------------    ------------


Other assets                                            207,560       1,916,251
                                                   ------------    ------------

Total assets                                       $ 20,678,476    $ 26,589,619
                                                   ============    ============






                                                    (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                  September 30,    December 31,
                                                      2002             2001
                                                      ----             ----

    Liabilities and Partners' Equity
    --------------------------------

Notes payable - non-recourse                       $ 12,587,297    $ 15,596,106
Security deposits and deferred credits                  752,670       1,022,524
Accounts payable-other                                  296,760         340,828
Accounts payable-General Partners and affiliates          1,276          94,812
Minority interest in consolidated joint venture          71,290          72,070
                                                   ------------    ------------

                                                     13,709,293      17,126,340
                                                   ------------    ------------

Partners' equity (deficiency)
 General Partner                                       (258,006)       (233,078)
 Limited partners (378,258 units outstanding,
  $100 per unit original issue price)                 7,227,189       9,696,357
                                                   ------------    ------------

 Total partners' equity                               6,969,183       9,463,279
                                                   ------------    ------------

Total liabilities and partners' equity             $ 20,678,476    $ 26,589,619
                                                   ============    ============







See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           For the Three Months         For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                            2002         2001            2002         2001
                                                            ----         ----            ----         ----
Revenues
 Rental income                                       $     877,574   $     995,537  $   2,637,113  $   2,924,452
 Finance lease income                                      114,794         196,819        384,894        695,152
 (Loss) gain on sales of equipment                          (3,298)         73,709         35,781        775,170
 Income (loss) from equity investment
  in unconsolidated joint ventures                          19,596         (18,668)        47,127       (586,453)
 Other income                                               55,492             955        167,593        185,052
                                                     -------------   -------------  -------------  -------------

   Total revenues                                        1,064,158       1,248,352      3,272,508      3,993,373
                                                     -------------   -------------  -------------  -------------

Expenses
 Depreciation                                              556,376         455,869      1,670,237      1,317,005
 Interest                                                  396,272         381,831      1,257,107      1,448,901
 General and administrative                                191,961          54,672        458,353        192,017
 Management fees - General Partner                          98,706         114,257        272,572        333,496
 Administrative expense reimbursements
  - General Partner                                         36,157          61,624        117,306        162,278
 Amortization of initial direct costs                        1,218           2,400          4,491         14,511
 Minority interest in joint ventures                          (180)          1,445           (780)         4,136
                                                     -------------   -------------  -------------  -------------

 Total expenses                                          1,280,510       1,072,098      3,779,286      3,472,344
                                                     -------------   -------------  -------------  -------------

Net (loss) income                                    $    (216,352)  $     176,254  $    (506,778) $     521,029
                                                     =============   =============  =============  =============

Net (loss) income allocable to:
 Limited partners                                    $    (214,188)  $     174,492  $    (501,710) $     515,819
 General Partner                                            (2,164)          1,762         (5,068)         5,210
                                                     -------------   -------------  -------------  -------------

                                                     $    (216,352)  $     176,254  $    (506,778) $     521,029
                                                     =============   =============  =============  =============

Weighted average number of limited
 partnership units outstanding                             378,278         378,168        378,284        378,168
                                                     =============   =============  =============  =============

Net (loss) income per weighted average
 limited partnership unit                            $        (.57)  $         .46  $       (1.33) $        1.36
                                                     =============   =============  =============  =============


See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2002
                      and the year ended December 31, 2001

                                   (unaudited)

                                    Limited Partner Distributions
                                    -----------------------------

                                       Return of   Investment        Limited           General
                                        Capital      Income          Partners          Partner           Total
                                        -------      ------          --------          -------           -----
                                     (Per weighted average unit)
Balance at
 December 31, 2000                                               $    13,529,157   $    (194,393)  $    13,334,764

Cash distributions
 to partners                            $  9.22      $   -            (3,488,143)        (35,204)       (3,523,347)

Net loss                                                                (344,657)         (3,481)         (348,138)
                                                                 ---------------   -------------   ---------------

Balance at
 December 31, 2001                                                     9,696,357        (233,078)        9,463,279

Cash distributions
 to partners                            $  5.20      $   -            (1,966,158)        (19,860)       (1,986,018)

Limited partnership units
 Redeemed (30 units)                                                      (1,300)              -            (1,300)

Net loss                                                                (501,710)         (5,068)         (506,778)
                                                                 ---------------   -------------   ---------------

Balance at
 September 30, 2002                                              $     7,227,189   $    (258,006)  $     6,969,183
                                                                 ===============   =============   ===============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                        2002             2001
                                                        ----             ----

Cash flows from operating activities:
 Net (loss) income                                  $  (506,778)    $   521,029
                                                    -----------     -----------
 Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
   Rental income - paid directly to
    lenders by lessees                               (2,469,596)     (2,924,452)
   Interest expense on non-recourse
    financing paid directly by lessees                1,160,249       1,362,805
   Finance income portion of receivables
    paid directly to lenders by lessees                (348,758)       (503,083)
   Amortization of initial direct costs
    and loan fees                                       101,349         100,607
   (Income) loss from investments
    in unconsolidated joint ventures                    (47,127)        586,453
   Depreciation                                       1,670,237       1,317,005
   Gain on sales of equipment                           (35,781)       (775,170)
   Minority interest in consolidated
    joint venture                                          (780)          4,136
   Change in operating assets and
    liabilities:
    Other assets                                          4,946        (258,828)
    Non-financed receivables                            186,250         873,560
    Security deposits and deferred
     credits                                           (103,962)       (212,719)
    Accounts payable-other                               14,863         129,002
    Accounts payable-General Partner
     and affiliates                                     (93,735)           -
    Other                                                11,226         (49,034)
                                                    -----------     -----------

    Total adjustments                                    49,381        (349,718)
                                                    -----------     -----------

   Net cash (used in) provided by
    operating activities                               (457,397)        171,311
                                                    -----------     -----------

Cash flows from investing activities:
 Proceeds from sales of equipment                     1,588,720       3,654,321
 Investment in unconsolidated
  joint ventures                                           -               (283)
 Distributions received from unconsolidated
  joint ventures                                        476,974         136,951
                                                    -----------     -----------

   Net cash provided by investing activities          2,065,694       3,790,989
                                                    -----------     -----------



                                                (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                         2002            2001
                                                         ----            ----

Cash flows from financing activities:
 Cash distributions to partners                       (1,986,018)    (3,356,236)
 Redemption of Limited Partnership units                  (1,300)          -
 Principal payments on notes payable -
  non-recourse                                              -        (1,389,730)
                                                     -----------    -----------

   Net cash used in financing activities              (1,987,318)    (4,745,966)
                                                     -----------    -----------

Net decrease in cash                                    (379,021)      (783,666)

Cash and cash equivalents at beginning of period         384,816        838,897
                                                     -----------    -----------

Cash and cash equivalents at end of period           $     5,795    $    55,231
                                                     ===========    ===========






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                                        2002           2001
                                                        ----           ----
Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                                        $ 1,699,462      $ 1,447,989
Rental income assigned operating
 lease receivable                                    2,469,596        2,924,452
Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                         (4,169,058)      (4,372,441)
                                                   -----------      -----------

                                                   $      -         $      -
                                                   ===========      ===========


                                                       2002             2001
                                                       ----             ----
Interest expense:
Interest paid directly to lenders by
 lessees pursuant to non-recourse
 financings                                        $ 1,160,249      $ 1,362,805
Amortization of loan fee                                96,858           86,096
                                                   -----------      -----------

Total interest expense                             $ 1,257,107      $ 1,448,901
                                                   ===========      ===========

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2002

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

2.  Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2002 and 2001 are as follows:

                                  2002            2001
                                  ----            ----

 Management fees            $    272,572     $   333,496  Charged to operations
 Administrative expense
  reimbursements                117,306         162,278   Charged to operations
                            ------------     -----------

 Total                      $    389,878     $   495,774
                            ============     ===========

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

    ICON Cash Flow Partners L.L.C. II
    ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of owning a commercial aircraft subject to lease. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, cash flow and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II has been reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest expense on the consolidated statements of operations. The lease of the aircraft expires in November 2002. The lessee is in the process of negotiating a lease extension with the Partnership. The extension is expected to be consummated during the fourth quarter of 2002. When the lease extension terms are determined, the Partnership will re-evaluate the residual value of the aircraft and assess the carrying value of the equipment in accordance with its policy regarding impairment of estimated residual values. The aircraft had a net book value of approximately $12,984,139 and related outstanding non-recourse debt of $8,883,696 at September 30, 2002. The net book value of the aircraft at the end of the current lease term approximates its estimated fair value based on an appraisal completed in February 2002.

Investments in Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

    ICON Cash Flow Partners L.L.C. I
    --------------------------------

     In September 1994 the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of purchasing a commercial aircraft subject to lease. The Partnership and Series E contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method of accounting whereby the Partnership's original investment was recorded at cost and was adjusted by its share of income, losses and distributions thereafter. The lease of the aircraft expired in October 2002. The lessee is currently utilizing the aircraft and is the process of negotiating a lease extension with the Partnership. The extension is expected to be consummated during the fourth quarter of 2002. When the lease extension terms are determined, the joint venture will re-evaluate the residual value of the aircraft and assess the carrying value of the equipment in accordance with its policy regarding impairment of estimated residual values.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

     Information as to the unaudited financial position and the results of operations of ICON Cash Flow LLC I as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                      September 30, 2002   December 31, 2001
                                      ------------------   -----------------

   Assets                              $   16,656,394        $  17,856,299
                                       ==============        =============

   Liabilities                         $    9,185,403        $  10,158,274
                                       ==============        =============

   Equity                              $    7,470,991        $   7,698,025
                                       ==============        =============

   Partnership's share of equity       $       74,710        $      76,981
                                       ==============        =============

                                     Nine Months Ended    Nine Months Ended
                                     September 30, 2002   September 30, 2001
                                     ------------------   ------------------

   Net (loss) income                   $     (227,034)      $     378,739
                                       ==============       =============

   Partnership's share of net
    (loss) income                      $       (2,271)      $       3,788
                                       ==============       =============


    ICON Receivables 1997-A L.L.C.
    ------------------------------

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of 1997-A as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                   September 30, 2002     December 31, 2001
                                   ------------------     -----------------

 Assets                             $       468,960        $     1,856,582
                                    ===============        ===============

 Liabilities                        $       392,958        $     1,707,445
                                    ===============        ===============

 Equity                             $        76,002        $       149,137
                                    ===============        ===============

 Partnership's share of equity      $        23,586        $        46,277
                                    ===============        ===============

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2002     September 30, 2001
                                   ------------------     ------------------

 Net loss                           $       (73,135)       $    (1,895,962)
                                    ===============        ===============

 Partnership's share of
  net loss                          $       (22,691)       $      (627,297)
                                    ===============        ===============


     1997-A recorded a provision for bad debts of $1,825,000 during the nine month period ended September 30, 2001.

    ICON Receivables 1997-B L.L.C.
    ------------------------------

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of 1997-B as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                       September 30, 2002   December 31, 2001
                                       ------------------   -----------------

  Assets                                $     3,184,884      $     8,265,689
                                        ===============      ===============

  Liabilities                           $     3,184,884      $     7,876,692
                                        ===============      ===============

  Equity                                $          -         $       388,997
                                        ===============      ===============

  Partnership's share of equity         $          -         $        32,403
                                        ===============      ===============

                                        Nine Months Ended    Nine Months Ended
                                       September 30, 2002   September 30, 2001
                                       ------------------   ------------------

  Net loss                              $      (388,997)     $    (1,069,591)
                                        ===============      ===============

  Partnership's share of net loss       $       (32,403)     $       (89,098)
                                        ===============      ===============


     1997-B recorded a provision for bad debts of $440,000 and $1,055,114 during the nine month periods ended September 30, 2002 and 2001, respectively.

    ICON Boardman Funding L.L.C.
    ----------------------------

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

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection in December 2001. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through October 2002.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of ICON BF as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------

  Assets                                 $    22,629,512      $    24,855,375
                                         ===============      ===============

  Liabilities                            $    10,360,059      $    13,588,934
                                         ===============      ===============

  Equity                                 $    12,269,453      $    11,266,441
                                         ===============      ===============

  Partnership's share of equity          $        61,654      $        56,614
                                         ===============      ===============

                                        Nine Months Ended    Nine Months Ended
                                        September 30, 2002   September 30, 2001
                                        ------------------   ------------------

  Net income                             $     1,003,012      $     1,027,862
                                         ===============      ===============

  Partnership's share of net income      $         5,040      $         5,139
                                         ===============      ===============

     AIC Trust
     ---------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of September 30, 2002, the gross amount due is (pound)1,625,000 ($2,494,534 on a discounted basis based upon the exchange rate at September 30, 2002).

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of AIC Trust as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                   September 30, 2002    December 31, 2001
                                   ------------------    -----------------

  Assets                              $   2,494,534        $   3,849,439
                                      =============        =============

  Liabilities                         $      57,447        $        -
                                      =============        =============

  Equity                              $   2,437,087        $   3,849,439
                                      =============        =============

  Partnership's share of equity       $     621,701        $     981,992
                                      =============        =============

                                    Nine Months Ended     Nine Months Ended
                                   September 30, 2002    September 30, 2001
                                   ------------------    ------------------

  Net income                          $     340,534        $     439,449
                                      =============        =============

  Partnership's share of
   net income                         $      86,870        $     112,103
                                      =============        =============

  Distributions                       $   1,752,886        $     536,853
                                      =============        =============

  Partnership's share of
   distributions                      $     447,161        $     136,951
                                      =============        =============


     AIC Trust recorded a foreign exchange gain of $200,857 during the nine months ended September 30, 2002.

     ICON Cheyenne LLC
     -----------------

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

     Information as to the unaudited financial position and the results of operations of ICON Cheyenne as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                    September 30, 2002  December 31, 2001
                                    ------------------  -----------------

  Assets                             $    19,060,988      $   23,869,671
                                     ===============      ==============

  Liabilities                        $     8,059,843      $   11,145,506
                                     ===============      ==============

  Equity                             $    11,001,145      $   12,724,165
                                     ===============      ==============

  Partnership's share of
   equity                            $       110,011      $      127,242
                                     ===============      ==============

                                     Nine Months Ended   Nine Months Ended
                                    September 30, 2002  September 30, 2001
                                    ------------------  ------------------

  Net income                         $     1,258,307      $      891,227
                                     ===============      ==============

  Partnership's share of
   net income                        $        12,582      $        8,912
                                     ===============      ==============

  Distributions                      $     2,981,327      $         -
                                     ===============      ==============

  Partnership's share of
   distributions                     $        29,813      $         -
                                     ===============      ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Rental income decreased by $117,963 or 12% in the quarter ended September 30, 2002 ("2002 Quarter") as compared to the quarter ended September 30, 2001 ("2001 Quarter") due to the expiration of operating leases since the 2001 Quarter. Finance lease income decreased by $82,025 or approximately 42% in the 2002 Quarter as compared to the 2001 Quarter due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based. The Partnership recorded (losses) gains on sales of equipment of $(3,298) in the 2002 Quarter as compared to $73,709 in the 2001 Quarter; earned income (loss) from its equity investments in joint ventures of $19,596 in the 2002 Quarter as compared to $(18,668) in the 2001 Quarter and other income of $55,492 in the 2002 Quarter as compared to $955 in the 2001 Quarter.

     Expenses for the 2002 Quarter were $1,280,510 as compared to $1,072,098 in the 2001 Quarter, an increase of $208,412. The increase in expenses was partially due to an increase in depreciation expense of $100,507. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001. Additionally, general and administrative expenses increased by $137,289 in the 2002 Quarter as compared to the 2001 Quarter, due principally to an increase in professional fees.

     Net (loss) gain for the 2002 Quarter and the 2001 Quarter was $(216,352) and $176,254, respectively. The (loss) gain per weighted average limited partnership unit outstanding was $(.57) and $.46 for the 2002 Quarter and the 2001 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Rental  income  decreased  by  $287,339  or 10% in the  nine  months  ended
September 30, 2002 ("2002 Period") as compared to the nine months ended September 30, 2001 ("2001 Period") due to the expiration of operating leases (and subsequent sale of underlying equipment) since the 2001 Period. Finance lease income decreased by $310,258 or approximately 45% in the 2002 Period as compared to the 2001 Period due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based. The Partnership recorded gains on sales of equipment of $35,781 in the 2002 Period as compared to $775,170 in the 2001 Period; earned income (loss) from its equity investments in joint ventures of $47,127 in the 2002 Period as compared to $(586,453) in the 2001 Period and other income of $167,593 in the 2002 Period as compared to $185,052 in the 2001 Period. The loss from equity investments in the 2001 period was primarily due to the loss recorded by 1997-A, of which the Partnership's share was $627,297.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2002

     Expenses for the 2002 Period were $3,779,286 as compared to $3,472,344 in the 2001 Period, an increase of $306,942. The increase in expenses was primarily the result of an increase in depreciation expense of $353,232. This increase was partially offset by a decrease in interest expense of $191,794. Additionally, general and administrative expenses increased by $266,336 in the 2002 Period as compared to the 2001 Period, due principally to an increase in professional fees. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001. Interest expense decreased due to a lower average debt balance outstanding in 2002 as compared to 2001 as the result of continued repayment of such debt.

     Net (loss) income for the 2002 Period and the 2001 Period was $(506,778) and $521,029, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(1.33) and $1.36 for the 2002 Period and the 2001 Period, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended November 11, 2000 and the disposition period began on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and cash from sales of equipment to partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds generated during the period.

     The Partnership's primary source of funds for the 2002 Period was proceeds from the sale of equipment of $1,588,720 (of which $1,552,256 represented a collection of a receivable from a sale completed in late 2001) and distributions from joint ventures of $476,974. These funds were used to pay operating expenses and cash distributions to partners. The Partnership's outstanding debt is non-recourse and is being serviced directly by the related lessees. The
Partnership intends to fund its future operating needs from finance and operating leases and proceeds from sales of equipment. Cash distributions to limited partners for the 2002 Period and the 2001 Period totaled $1,966,158 and $3,322,637, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2002

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

Item 4.    Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Exhibits
--------

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

                              ICON Cash Flow Partners L. P. Six
                              File No. 33-36376 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




     November 14, 2002        /s/ Thomas W. Martin
------------------------      --------------------------------------------------
          Date                Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer of
                              the Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Cash Flow Partners L.P. Six



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99.1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 14, 2002




                        /s/ Beaufort J.B. Clarke
                        --------------------------------------------------------
                        Beaufort J.B. Clarke
                        Chairman and Chief Executive Officer
                        ICON Capital Corp.
                        Manager of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 14, 2002




                          /s/ Thomas W. Martin
                          ------------------------------------------------------
                          Thomas W. Martin
                          Executive Vice President (Principal
                          Financial and Accounting Officer)
                          ICON Capital Corp.
                          Manager of ICON Cash Flow Partners L.P. Six