Form 10-K
period 2002-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2003-03-31
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended             December 31, 2002
                          -----------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                          0-28136
                       --------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
             (Exact name of registrant as specified in its charter)

        Delaware                                            13-3723089
---------------------------------------         -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

          100 Fifth Avenue, 10th Floor  New York, New York         10011
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (212) 418-4700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of limited partnership interest in the registrant.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

                                TABLE OF CONTENTS

Item                                                                  Page

PART I

1. Business                                                                3-4

2. Properties                                                                4

3. Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                     4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 4

6.   Selected Consolidated Financial and Operating Data                      5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   6-10

7A.  Qualitative and Quantitative Disclosures About Market Risk              10

8. Consolidated Financial Statements and Supplementary Data               11-35

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     36

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      36-37

11. Executive Compensation                                                   37

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          37

13.  Certain Relationships and Related Transactions                          37

14. Controls and Procedures                                                  38

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K       38-39

SIGNATURES                                                                   40

Certifications                                                            41-44

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2002 the Partnership redeemed 5,598.65 limited partnership units leaving 378,258.47 limited partnership units outstanding at December 31, 2002. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended November 11, 2000 and the Partnership immediately commenced its disposition period. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

Segment Information

     The Partnership has only one operating segment: the business of managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of short-term, high-yield lease and financing transactions, (2) make monthly cash distributions to its limited partners from cash from operations and cash from sales and disposition of equipment, commencing with each limited partner's admission to the Partnership; (3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

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

                                December 31, 2002

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

     The lease of an aircraft to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") represents more than 10% of the Partnership's revenue for the year ended December 31, 2002. The carrying value of the Aeromexico aircraft represented approximately 73.9% of the Partnership's assets at December 31, 2002.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the year ended 2002.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         ----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
         Title of Class                          as of December 31,

                                             2002             2001
                                             ----             ----

         Limited Partners                     2,267           2,267
         General Partner                          1               1

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                                  Year Ended December 31,
                                                                  -----------------------

                                             2002           2001           2000            1999           1998
                                             ----           ----           ----            ----           ----

Total revenue                           $   4,835,007  $    4,724,024  $   5,893,091  $   5,036,158  $   6,162,370
                                        =============  ==============  =============  =============  =============
Net income (loss)                       $     114,894  $     (348,138) $   2,289,451  $   1,221,020  $     467,639
                                        =============  ==============  =============  =============  =============
Net income (loss) allocable to
   limited partners                     $     113,745  $     (344,657) $   2,266,556  $   1,208,810  $     462,963
                                        =============  ==============  =============  =============  =============
Net income (loss) allocable
   to the General Partner               $       1,149  $       (3,481) $      22,895  $      12,210  $       4,676
                                        =============  ==============  =============  =============  =============
Weighted average limited
   partnership units outstanding              378,278         378,288  $     378,383        379,187        379,984
                                        =============  ==============  =============  =============  =============
Net income (loss) per weighted
   average limited partnership unit     $         .30  $        (.91)  $        5.99  $        3.19  $       1.22
                                        =============  =============   =============  =============  ============

Distributions to limited partners       $   2,462,627  $    3,488,143  $   3,858,906  $   4,075,766  $   4,085,189
                                        =============  ==============  =============  =============  =============
Distributions to the General Partner    $      24,875  $       35,204  $      38,995  $      41,178  $      41,261
                                        =============  ==============  =============  =============  =============

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                      2002              2001             2000           1999             1998
                                      ----              ----             ----           ----             ----

Total assets                   $     17,096,062  $    26,589,619  $     36,337,813  $  38,616,693  $    44,487,621
                               ================  ===============  ================  =============  ===============

Partners' equity               $      7,089,371  $     9,463,279  $     13,334,764  $  14,951,046  $    17,884,454
                               ================  ===============  ================  =============  ===============



                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases and equity investments in unconsolidated joint ventures representing 9%, 82%, and 6% of total investments at December 31, 2002, respectively, and 28%, 67%, and 5% of total investments at December 31, 2001, respectively. The Partnership did not finance or purchase any new equipment in 2002 or 2001.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.


Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their

                                 ICON Cash Flow
               Partners L.P. Six (A Delaware Limited Partnership)

                                December 31, 2002

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

Results of Operations

Years ended December 31, 2002 and 2001

     For the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2002 were $4,835,007, representing an increase of $110,983 or 2.3% from 2001. The increase in revenues resulted primarily from an increase in income from equity investments in unconsolidated joint ventures of $1,617,848. This was the result of reversals of provisions for bad debts recorded by one of the underlying joint ventures, 1997-A, of $268,834 in 2002 versus a provision for bad debts for 1997-A and another underlying joint venture, 1997-B, of $1,825,000 and $2,162,304, respectively, in 2001. This increase to revenue was partially offset by a decrease in rental income of $992,897. The decrease was due to the expiration of operating leases (and subsequent

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

sale of underlying equipment). Finance lease income also decreased by $381,546 due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based.

     Expenses for the year ended December 31, 2002 were $4,720,113, representing a decline of $352,049 or 6.9% from 2001. The decline in expenses resulted primarily from a decrease in interest expense of $426,130. The decrease in interest expense resulted from a reduction in the average debt outstanding from 2001 to 2002. Additionally, management fees decreased by $161,596 and administrative expense reimbursements decreased by $97,886. Both were a result of the reduction in the average size of the finance lease portfolio. These decreases were partially offset by an increase in general and administrative expenses of $237,913, brought on by an increase in professional fees. As well, depreciation expense increased by $116,593. This increase was the result of a change (reduction) in the estimate of the residual value of an aircraft in the fourth quarter of 2001.

     Net income (loss) for the years ended December 31, 2002 and 2001 was $114,894 and $(348,138), respectively. The net income (loss) per weighted average limited partnership unit was $.30 and $(.91) for 2002 and 2001, respectively.

Years Ended December 31, 2001 and 2000

     Revenues for the year ended December 31, 2001 were $4,724,024, representing a decrease of $1,169,067 or 19.8% from 2001. The decrease in revenues resulted primarily from a decline in finance lease income of $1,730,265. Finance lease income decreased primarily as a result of renewal rent received on certain leases which was in excess of the remaining residual values of those leases and to a lesser extent from a decrease in the average size of the finance lease portfolio from 2000 to 2001. Additionally, income from equity investments in unconsolidated joint ventures decreased $1,568,036 to a loss of $1,478,502. The loss was the result of provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $2,162,304, respectively, in the 2001 period versus provisions for 1997-A and 1997-B of $850,000 and $500,000, respectively, in the 2000 period. These decreases were offset by an increase in rental income of $1,618,942. Rental income increased as a result of the Partnership's acquisition of a portfolio of operating lease equipment in the fourth quarter of 2000. Gains on sales of equipment also increased by $679,459. This was a result of an increase in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value.

     Expenses for the year ended December 31, 2001 were $5,072,162, representing an increase of $1,468,522 or 40.8% from 2001. The increase in expenses was primarily the result of an increase in depreciation expense of $1,332,011. Depreciation expense increased as a result of a change (reduction) in the estimate of the residual value of an aircraft in the forth quarter of 2001. Additionally, interest expense increased by $102,389. This was due to additional borrowings related to the lease acquisitions in the fourth quarter of 2000.

     Net (loss) income for the years ended December 31, 2001 and 2000 was $(348,138) and $2,289,451, respectively. The net (loss) income per weighted average limited partnership unit was $(.91) and $5.99 for 2001 and 2000, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity in 2002, 2001 and 2000 were proceeds from sales of equipment of $2,309,673, $3,121,860 and $1,708,805 and distributions from unconsolidated joint ventures of $508,966, $211,516 and $152,303. These funds were used to pay operating expenses and cash distributions to partners. The Partnership made distributions to limited partners for the years ended December 31, 2002, 2001 and 2000 of $2,462,627, $3,488,143 and
$3,858,906, respectively.

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

     As of December 31, 2002, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.

     The Partnership does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Partnership is exposed to certain market risks, primarily changes in interest rates and the demand for equipment and residuals owned by the Partnership and its investees. Except as discussed below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     National Steel, with whom the Partnership has an operating lease, filed for bankruptcy protection in 2002. National Steel has not disaffirmed its lease and continues to make its quarterly lease payments and is current through January 2003. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing the re-marketing proceeds received.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                   Index to Consolidated Financial Statements

                                                                             Page Number

Independent Auditors' Reports                                                     13-14

Consolidated Balance Sheets as of December 31, 2002 and 2001                         15

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000                                                   16

Consolidated Statements of Changes in Partners' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                                   17

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                                18-20

Notes to Consolidated Financial Statements                                        21-35



                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2002

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Hays & Company LLP
                                       ------------------------
                                       Hays & Company LLP



March 13, 2003
New York, New York

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) as of December 31, 2001 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended November 11, 2000. The disposition period began on November 12, 2000. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP
                                    -------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                                    2002                2001
                                                                                    ----                ----
       Assets

Cash and cash equivalents                                                     $       203,739     $      384,816
                                                                              ---------------     --------------

Investment in finance leases
   Minimum rents receivable                                                           755,103          5,635,382
   Estimated unguaranteed residual values                                           1,105,178          2,033,755
   Initial direct costs                                                                   706              5,563
   Unearned income                                                                    (26,665)          (650,225)
   Allowance for doubtful accounts                                                   (277,068)          (277,068)
                                                                              ---------------     --------------
                                                                                    1,557,254          6,747,407
                                                                              ---------------     --------------
Investment in operating leases
   Equipment, at cost                                                              21,965,262         22,051,594
   Accumulated depreciation                                                        (7,876,081)        (5,831,958)
                                                                              ---------------     --------------
                                                                                   14,089,181         16,219,636

Investments in unconsolidated joint ventures                                        1,019,138          1,321,509
                                                                              ---------------     --------------

Other assets, net                                                                     226,750          1,916,251
                                                                              ---------------     --------------

Total assets                                                                  $    17,096,062     $   26,589,619
                                                                              ===============     ==============

       Liabilities and Partners' Equity

Notes payable - non-recourse                                                  $     9,190,418     $   15,596,106
Security deposits and deferred credits                                                373,569          1,022,524
Accounts payable - other                                                              299,706            340,828
Deferred gain                                                                          67,249                --
Accounts payable - General partner and affiliate                                        7,138             94,812
Minority interest in joint venture                                                     68,611             72,070
                                                                              ---------------     --------------

Total liabilities                                                                  10,006,691         17,126,340
                                                                              ---------------     --------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                   (256,804)          (233,078)
   Limited partners (378,258 and 378,288 units outstanding,
     $100 per unit original issue price)                                            7,346,175          9,696,357
                                                                              ---------------     --------------
     Total partners' equity                                                         7,089,371          9,463,279
                                                                              ---------------     --------------

Total liabilities and partners' equity                                        $    17,096,062     $   26,589,619
                                                                              ===============     ==============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                                       2002            2001             2000
                                                                       ----            ----             ----
Revenues

   Rental income                                                  $    3,093,545   $   4,086,442   $   2,467,500
   Finance lease income                                                  446,985         828,531       2,558,796
   Gains on sales of equipment                                         1,153,371       1,269,006         589,547
   Income (loss) from investments in
      unconsolidated joint ventures                                      139,346      (1,478,502)         89,534
   Other income                                                            1,760          18,547         187,714
                                                                  --------------   -------------   -------------

   Total revenues                                                      4,835,007       4,724,024       5,893,091
                                                                  --------------   -------------   -------------

Expenses

   Depreciation                                                        2,073,803       1,957,210         625,199
   Interest                                                            1,604,884       2,031,014       1,928,625
   General and administrative                                            577,829         339,916         291,257
   Management fees - General Partner                                     320,138         481,734         466,522
   Administrative expense reimbursements
     - General Partner                                                   142,061         239,947         232,159
   Amortization of initial direct costs                                    4,857          16,669          42,778
   Provision for bad debts                                                    -          -                 9,763
   Minority interest (income) expense                                     (3,459)          5,672           7,337
                                                                  --------------   -------------   -------------

   Total expenses                                                      4,720,113       5,072,162       3,603,640
                                                                  --------------   -------------   -------------

Net income (loss)                                                 $      114,894   $    (348,138)  $   2,289,451
                                                                  ==============   =============   =============

Net income (loss) allocable to:
   Limited partners                                               $      113,745   $    (344,657)  $   2,266,556
   General Partner                                                         1,149          (3,481)         22,895
                                                                  --------------   -------------   -------------

                                                                  $      114,894   $    (348,138)  $   2,289,451
                                                                  ==============   =============   =============

Weighted average number of limited
   partnership units outstanding                                         378,278         378,288         378,383
                                                                  ==============   =============   =============

Net income (loss) per weighted average
   limited partnership unit                                       $         .30    $        (.91)  $        5.99
                                                                  =============    =============   =============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2002, 2001 and 2000



                                    Limited Partner Distributions

                                       Return of   Investment         Limited         General
                                        Capital      Income          Partners         Partner            Total
                                        -------      ------          --------         -------            -----
                                     (Per weighted average unit)

Balance at
   January 1, 2000                                               $    15,129,339   $    (178,293)  $    14,951,046

Cash distributions
   to partners                          $  4.21      $   5.99         (3,858,906)        (38,995)       (3,897,901)

Limited partnership units
   redeemed (200 units)                                                   (7,832)            -              (7,832)

Net income                                                             2,266,556          22,895         2,289,451
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2000                                                  13,529,157        (194,393)       13,334,764

Cash distributions
   to partners                          $  9.22      $  -             (3,488,143)        (35,204)       (3,523,347)

Net loss                                                                (344,657)         (3,481)         (348,138)
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2001                                                   9,696,357        (233,078)        9,463,279

Cash distributions
   to partners                          $  6.21      $    .30         (2,462,627)        (24,875)       (2,487,502)

Limited partnership units
   redeemed (30 units)                                                    (1,300)            -              (1,300)

Net income                                                               113,745           1,149           114,894
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2002                                             $     7,346,175   $    (256,804)  $     7,089,371
                                                                 ===============   =============   ===============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                      2002             2001             2000
                                                                      ----             ----             ----

Cash flows from operating activities:
   Net income (loss)                                            $     114,894     $     (348,138)  $   2,289,451
                                                                -------------     --------------   -------------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                   2,073,803          1,957,210         625,199
     Provision for doubtful accounts                                      -           -                    9,763
     Rental income - paid directly to lenders by lessees           (2,914,890)        (3,993,234)     (2,467,500)
     Finance income portion of receivables paid directly
       to lenders by lessees                                         (402,157)          (599,313)     (1,244,276)
     Amortization of initial direct costs and loan fees               134,001            145,813         118,112
     Gains on sales of equipment                                   (1,153,371)        (1,269,006)       (589,547)
     (Income) loss from investments in unconsolidated
       joint ventures                                                (139,346)         1,478,502         (89,534)
     Interest expense on non-recourse financing
       paid directly by lessees                                     1,475,740          1,901,870       1,850,592
     Minority interest (income) expense in consolidated
       joint venture                                                   (3,459)             5,672           7,337
     Changes in operating assets and liabilities, net                 303,871          1,469,395       1,223,384
                                                                -------------     --------------   -------------
         Total adjustments                                           (625,808)         1,096,909        (556,470)
                                                                -------------     --------------   -------------

       Net cash (used in) provided by operating activities           (510,914)           748,771       1,732,981
                                                                -------------     --------------   -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 2,309,673          3,121,860       1,708,805
   Equipment purchased                                                    -           -               (4,097,323)
   Distributions received from
     unconsolidated joint ventures                                    508,966            211,516         152,303
   Investments in unconsolidated joint ventures                           -                 (283)     (2,364,005)
   Proceeds from disposition of investment in
     unconsolidated joint venture                                         -           -                2,362,500
                                                                -------------     --------------   -------------

       Net cash provided by (used in) investing activities          2,818,639          3,333,093      (2,237,720)
                                                                -------------     --------------   -------------










                                                       (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows - (Continued)


                                                                      2002             2001             2000
                                                                      ----             ----             ----

Cash flows from financing activities:
   Cash distributions to partners                                  (2,487,502)        (3,523,347)     (3,897,901)
   Proceeds from notes payable - non-recourse debt                        -           -               11,752,147
   Principal payment on notes payable - non-recourse debt                 -           (1,012,598)    (10,391,160)
   Principal payments on non-recourse secured financing                   -           -                 (103,145)
   Redemption of limited partnership units                             (1,300)        -                   (7,832)
                                                                -------------     --------------   -------------

       Net cash used in financing activities                       (2,488,802)        (4,535,945)     (2,647,891)
                                                                -------------     --------------   -------------

Net decrease in cash and cash equivalents                            (181,077)          (454,081)     (3,152,630)

Cash and cash equivalents at beginning of year                        384,816            838,897       3,991,527
                                                                -------------     --------------   -------------

Cash and cash equivalents at end of year                        $     203,739     $      384,816   $     838,897
                                                                =============     ==============   =============





                                                      (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     For the years ended December 31, 2002, 2001 and 2000, non-cash activities included the following:


                                                                2002                 2001               2000
                                                                ----                 ----               ----

Principal and interest on direct finance receivables
  paid directly to lenders by lessees                      $     4,966,538    $      2,494,611    $      3,446,102
Rental income  paid directly to lenders by lessees               2,914,890           3,993,234           2,467,500
Principal and interest on non-recourse financing
  paid directly to lenders by lessees                           (7,881,428)         (6,487,845)         (5,913,602)
Fair value of equipment and receivables purchased
  for debt                                                             -          -                     (3,218,916)
Non-recourse notes payable assumed in
  purchase price                                                       -                 -               3,218,916
                                                           ---------------    ----------------    ----------------

                                                           $         -        $         -         $          -
                                                           ===============    ================    ================


                                                                   2002               2001                2000
                                                                   ----               ----                ----

Interest expense:
   Interest paid directly to lenders
    by lessees pursuant to non-recourse financings         $     1,475,740    $      1,901,870    $      1,850,592
   Other interest                                                  129,144             129,144              78,033
                                                           ---------------    ----------------    ----------------

Total interest expense                                     $     1,604,884    $      2,031,014    $      1,928,625
                                                           ===============    ================    ================







See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2002, 2001 and 2000

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2002 the Partnership redeemed 5,598.65 limited partnership units leaving 378,258.47 limited partnership units outstanding at December 31, 2002.

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

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $5,182,071 (including $2,111,214 paid to the General Partner or its affiliates) and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Allowance for Doubtful Accounts - The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2002 and 2001 with respect to the Partnership's assets and liabilities is not provided because (i) SFAS 107 does not require disclosures about the fair value of lease arrangements, and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 200 units in 2000 and 30 units in 2002. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity. No units were redeemed in 2001.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation used in 2002.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.

     The Partnership does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and its affiliates formed seven joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

Consolidated Venture

     The joint venture described below is majority owned and consolidated with the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental with payment for months one through seven at a power by the hour rate of $525 per flight hour, not to exceed $75,000 per month. After seven months the rental would be $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on the consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cash Flow LLC I as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                                        December 31, 2002         December 31, 2001

         Assets                                         $     16,653,215          $    17,856,299
                                                        ================          ===============

         Liabilities                                    $      9,235,949          $    10,158,274
                                                        ================          ===============

         Equity                                         $      7,417,266          $     7,698,025
                                                        ================          ===============

         Partnership's share of equity                  $         74,173          $        76,981
                                                        ================          ===============

                                                       For the Year Ended        For the Year Ended
                                                        December 31, 2002         December 31, 2001

         Net (loss) income                              $       (280,759)         $       534,868
                                                        ================          ===============

         Partnership's share of net
           (loss) income                                $         (2,808)         $         5,349
                                                        ================          ===============


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-A LLC

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2002, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                                        December 31, 2002         December 31, 2001

         Assets                                         $        694,761          $     1,856,582
                                                        ================          ===============

         Liabilities                                    $        390,389          $     1,707,445
                                                        ================          ===============

         Equity                                         $        304,372          $       149,137
                                                        ================          ===============

         Partnership's share of equity                  $         94,446          $        46,277
                                                        ================          ===============


                                                       For the Year Ended        For the Year Ended
                                                        December 31, 2002         December 31, 2001

         Net income (loss)                              $        155,235          $    (2,004,455)
                                                        ================          ===============

         Partnership's share of net
           income (loss)                                $         48,169          $      (673,058)
                                                        ================          ===============

     1997-A reversed a provision for bad debts of $268,834 for the year ended December 31, 2002 and recorded a provision for bad debts of $1,825,000 for the year ended December 31, 2001.

     ICON Receivables 1997-B LLC

     In August 1997, the Partnership and affiliates, Series E and L.P. Seven, formed ICON Receivables 1997-B LLC ("1997-B"). The Partnership, Series E and L.P. Seven each contributed cash, equipment leases and residuals and received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B. The Partnership accounts for its investment in 1997-B under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                                        December 31, 2002         December 31, 2001

         Assets                                         $      3,241,761          $     8,265,689
                                                        ================          ===============

         Liabilities                                    $      2,825,588          $     7,876,692
                                                        ================          ===============

         Equity                                         $        416,173          $       388,997
                                                        ================          ===============

         Partnership's share of equity                  $         34,666          $        32,403
                                                        ================          ===============


                                                       For the Year Ended        For the Year Ended
                                                        December 31, 2002         December 31, 2001

         Net income (loss)                              $        223,402          $    (1,867,111)
                                                        ================          ===============

         Partnership's share of net income (loss)       $         18,609          $      (155,530)
                                                        ================          ===============

         Distributions                                  $        196,226          $          -
                                                        ================          ===============

         Partnership's share of distributions           $         16,346          $          -
                                                        ================          ===============



     1997-B recorded a provision for bad debts of $2,162,304 during the year ended December 31, 2001.

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Seven, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership accounts for its investment in ICON BF under the equity method of accounting.

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at December 31, 2002 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection in December 2001. PGE has not filed a petition for bankruptcy protection. While Enron owns all of PGE's outstanding common stock, PGE is a separate legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through March 2003.

     Information as to the financial position and results of operations of ICON BF as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                                        December 31, 2002         December 31, 2001

         Assets                                         $     23,193,438          $    24,855,375
                                                        ================          ===============

         Liabilities                                    $     10,583,632          $    13,588,934
                                                        ================          ===============

         Equity                                         $     12,609,806          $    11,266,441
                                                        ================          ===============

         Partnership's share of equity                  $         63,364          $        56,614
                                                        ================          ===============


                                                       For the Year Ended        For the Year Ended
                                                        December 31, 2002         December 31, 2001

         Net income                                     $      1,343,365          $     1,341,877
                                                        ================          ===============

         Partnership's share of net income              $          6,750          $         6,711
                                                        ================          ===============

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in 2002. As of December 31, 2002, the remaining amount due is (pound)1,625,000 ($2,572,522 of (pound)475,000 each on a discounted basis based upon the exchange rate at December 31, 2002).

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2002 and 2001 is summarized below:


                                                        December 31, 2002         December 31, 2001

         Assets                                         $      2,572,522          $     3,849,439
                                                        ================          ===============

         Liabilities                                    $          -              $           -
                                                        ================          ===============

         Equity                                         $      2,572,522          $     3,849,439
                                                        ================          ===============

         Partnership's share of equity                  $        656,250          $       981,992
                                                        ================          ===============


                                                       For the Year Ended       For the Year Ended
                                                        December 31, 2002        December 31, 2001

         Net income (loss)                              $        212,349          $    (2,687,696)
                                                        ================          ===============

         Partnership's share of net income (loss)       $         54,170          $      (675,211)
                                                        ================          ===============

         Distributions                                  $      1,752,885          $       829,150
                                                        ================          ===============

         Partnership's share of distributions           $        447,161          $       211,516
                                                        ================          ===============

     ICON Cheyenne LLC


     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69%, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                                         December 31,2002        December 31, 2001

         Assets                                         $     14,765,333          $    23,869,671
                                                        ================          ===============

         Liabilities                                    $      5,141,481          $    11,145,506
                                                        ================          ===============

         Equity                                         $      9,623,852          $    12,724,165
                                                        ================          ===============

         Partnership's share of equity                  $         96,239          $       127,242
                                                        ================          ===============


                                                       For the Year Ended        For the Year Ended
                                                        December 31, 2002         December 31, 2001

         Net income                                     $      1,445,607          $     1,323,014
                                                        ================          ===============

         Partnership's share of net income              $         14,456          $        13,237
                                                        ================          ===============

         Distributions                                  $      4,545,920          $            -
                                                        ================          ===============

         Partnership's share of distributions           $         45,459          $            -
                                                        ================          ===============

4.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                Year ending December 31,       Amount

                         2003             $        382,603
                         2004                      372,500
                                          ----------------

                                          $        755,103
                                          ================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2002 and 2001 consisted of the following:

                                                                      2002             2001
                                                                      ----             ----

Equipment cost, beginning of year                               $   22,051,594    $   26,416,885

Equipment dispositions                                                 (86,332)       (4,365,291)
                                                                --------------    --------------

Equipment cost, end of year                                         21,965,262        22,051,594
                                                                --------------    --------------

Accumulated depreciation, beginning of year                         (5,831,958)       (4,217,602)

Depreciation expense                                                (2,073,803)       (1,957,210)

Accumulated depreciation, equipment dispositions                        29,680           342,854
                                                                --------------    --------------

Accumulated depreciation, end of year                               (7,876,081)       (5,831,958)
                                                                --------------    --------------

Investment in operating lease, end of year                      $   14,089,181    $   16,219,636
                                                                ==============    ==============

     Non-cancelable minimum annual amounts due on operating leases are as follows:

                Year ending December 31,       Amount

                         2003             $        927,912
                         2004                       98,260
                                          ----------------

                                          $      1,026,172
                                          ================

6.   Notes Payable

     The notes payable consist of $9,190,418 in non-recourse notes bearing interest at rates ranging from 7.48% to 11.83%, $8,883,832 of which is secured by the aircraft on an operating lease with a net book value of $12,626,636 at December 31, 2002.

     The notes mature as follows:

   Year ending December 31,                    Amount

             2003                        $        147,169
             2004                               9,043,249
                                         ----------------

                                         $      9,190,418
                                         ================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                           Charged to
                                                           Operations

     Management fees                                    $      466,522
     Administrative expense reimbursements                     232,159
                                                        --------------

     Year ended December 31, 2000                       $      698,681
                                                        ==============

     Management fees                                    $      481,734
     Administrative expense reimbursements                     239,947
                                                        --------------

     Year ended December 31, 2001                       $      721,681
                                                        ==============

     Management fees                                    $      320,138
     Administrative expense reimbursements                     142,061
                                                        --------------

     Year ended December 31, 2002                       $      462,199
                                                        ==============

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

8.   Commitments and Contingencies

     The Partnership entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these parties based on specified formulas. During the years ended December 31, 2002, 2001 and 2000, the Partnership did not incur any additional obligations pursuant to such agreements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Tax Information (Unaudited)

     The following table reconciles net income (loss) for financial statement reporting purposes to income (loss) for federal income tax reporting purposes for the years ended December 31:

                                                                2002                  2001               2000
                                                                ----                  ----               ----


Net income (loss) for financial statement
  reporting purposes                                      $    114,894          $   (348,138)     $    2,289,451

Differences due to:
  Direct finance leases                                       (432,017)            2,198,744           1,996,665
  Depreciation                                               1,311,741            (1,698,494)         (4,158,021)
  Provision for losses                                              -                   -               (271,528)
  Gain (loss) on sales of equipment                             50,505             1,727,630            (411,606)
  Other                                                        438,863            (1,092,430)              9,631
                                                          ------------          ------------      --------------

Partnership income (loss) for
 federal income tax reporting purposes                    $  1,483,986          $    787,312      $     (545,408)
                                                          ============          ============      ==============

     As of December 31, 2002, the partners' capital accounts included in the financial statements totaled $7,089,371 compared to the partners' capital accounts for federal income tax reporting purposes of $3,988,380 (unaudited). The difference arises primarily from sales expenses and commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes, offset by temporary differences related to direct finance leases, depreciation, provision for losses and gain (loss) on sales of equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Quarterly Financial Data (Unaudited)
     -----------------------------------

     The following table is a summary of financial data by quarter for the years ended December 31, 2002 and 2001:

                                                                      For the Quarter Ended

                                              March 31,        June 30,         September 30,      December 31,
                                              --------         -------          ------------       -----------

2002
     Revenues                             $   1,094,522      $   1,113,828      $   1,064,158     $   1,562,499
                                          =============      =============      =============     =============

     Net income (loss) allocable to
       limited partners                   $    (200,488)     $     (87,034)     $    (214,188)    $     615,455 (1)
                                          ==============     =============      =============     ==============

     Net income (loss) per weighted
       average limited partnership unit   $        (.53)     $        (.23)     $       (.57)     $        1.63
                                          ==============     =============-     ============      =============

2001
     Revenues                             $   1,901,441      $     843,580      $   1,248,352     $     730,651
                                          =============      =============      =============     =============

     Net income (loss) allocable to
       limited partners                   $     680,424      $    (339,097)     $     174,492     $    (860,476) (2)
                                          =============      =============      =============     =============

     Net income (loss) per weighted
       average limited partnership unit   $        1.80      $       (0.90)     $       0.46      $       (2.27)
                                          =============      =============      ============      =============


(1) The fourth quarter of 2002 includes net gains on sales of equipment of $1,117,589.

(2) The fourth quarter of 2001 includes the Partnership's share of the loss from its joint venture investee, AIC Trust (see note 3), of approximately $787,000.

11.  Significant lessees

     The  Partnership  had one lessee  that  contributed  more than 10% of total
revenue.   Aeromexico's   revenue  of   $2,200,000   represents   45.5%  of  the
Partnership's total revenues.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------------

     The information required by Item 304 of Regulation S-K was previously filed as part of the Partnership's Current Reports on Form 8-K filed on February 5, 2003.

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

     The officers and directors of the General Partner are as follows:

 Beaufort J.B. Clarke   Chairman, Chief Executive Officer and Director

 Paul B. Weiss          President and Director

 Thomas W. Martin       Executive Vice President and Director

     Beaufort J.B. Clarke, age 56, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 42, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Thomas W. Martin, age 49, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2002, 2001 and 2000.

                                                    Type of
       Entity                    Capacity         Compensation            2002            2001           2000
       ------                    --------         ------------            ----            ----           ----

ICON Capital Corp.         General Partner     Management fees        $     320,138  $     481,734  $      466,522
ICON Capital Corp.         General Partner     Admin. expense
                                                 reimbursements             142,061        239,947         232,159
                                                                      -------------  -------------  --------------

                                                                      $     462,199  $     721,681  $      698,681
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

 (b) As of March 31, 2003, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

 (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

       Title                Amount Beneficially                       Percent
     of Class                    Owned                                of Class
     --------       ---------------------------------------------     --------

 General Partner    Represents initially a 1% and potentially a        100%
   Interest         10% interest in the Partnership's income, gain
                    and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See Item 11 for a discussion of the Partnership's related party transactions.

     See also Notes 3, 5 and 8 for a discussion of the Partnership's related party transactions.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 14.  Controls and Procedures
          -----------------------

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this annual report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

(b)               Reports on Form 8-K

         Form 8-K filed on February 5, 2003.
         Item 4. Changes in Registrant's Certifying Accountant

(c)      Exhibits

     99.1 Certification  of Chairman and Chief Executive  Officer pursuant to 18
          U.S.C.ss.1350,   as   adopted   pursuant   to   Section   906  of  the
          Sarbanes-Oxley Act of 2002.

     99.2 Certification Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)      Unconsolidated Joint Venture Financial Statements

     ICON Receivables 97-A LLC - as of and for the years ended December 31, 2002 and 2001

     ICON Receivables 97-B LLC - as of and for the year ended December 31, 2001

     AIC Trust - as of and for the years ended December 31, 2002 and 2001

     ICON  Cheyenne  LLC - as of and for the years ended  December  31, 2002 and
     2001

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002


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

                           ICON CASH FLOW PARTNERS L.P. Six
                           File No. 33-36376 (Registrant)
                           By its General Partner, ICON Capital Corp.


Date: March 31, 2003          /s/ Beaufort J.B. Clarke
                              -------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 31, 2003           /s/ Beaufort J.B. Clarke
                               ------------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date: March 31, 2003           /s/ Paul B. Weiss
                               ------------------------------------------------
                               Paul B. Weiss
                               President and Director


Date: March 31, 2003            /s/ Thomas W. Martin
                                -----------------------------------------------
                                Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer)

Supplemental  Information to be Furnished With Reports Filed Pursuant to Section
--------------------------------------------------------------------------------
15(d) of the Act by Registrant Which have not Registered  Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act
---------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                              Certifications - 10-K


I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                                 Certifications


I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal financial and accounting officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  March 31, 2003




                       /s/ Beaufort J.B. Clarke
                       ------------------------------------------------------
                       Beaufort J.B. Clarke
                       Chairman and Chief Executive Officer
                       ICON Capital Corp.
                       sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2002


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  March 31, 2003




                       /s/ Thomas W. Martin
                       -------------------------------------------------------
                       Thomas W. Martin
                       Executive Vice President (Principal
                       Financial and Accounting Officer)
                       ICON Capital Corp.
                       sole General Partner of ICON Cash Flow Partners L.P. Six

                           ICON Receivables 1997-A LLC

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Receivables 1997-A LLC

We have audited the accompanying balance sheet of ICON Receivables 1997-A LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON Receivables 1997-A LLC as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A LLC as of December 31 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      /s/Hays & Company LLP
                                                      ---------------------
                                                       Hays & Company LLP


March 13, 2003
New York, New York

                           ICON Receivables 1997-A LLC

                                 Balance Sheets

                                  December 31,


         Assets                                                2002          2001
                                                               ----          ----

Cash                                                     $    64,889    $   673,740

Investment in finance leases
   Minimum rents receivable                                  684,130      2,984,147
   Estimated unguaranteed residual values                    169,186        269,211
   Unearned income                                           (76,362)      (134,914)
   Allowance for doubtful accounts                          (492,234)    (2,174,224)

                                                             284,720        944,220

Other assets                                                 345,152        238,622

Total assets                                             $   694,761    $ 1,856,582

         Liabilities and Members' Equity

Notes payable non-recourse                               $      --      $ 1,157,730
Security deposits, deferred credits and other payables       390,389        549,715

Total liabilities                                            390,389      1,707,445

Commitments and Contingencies

Members' equity                                              304,372        149,137

Total liabilities and members' equity                    $   694,761    $ 1,856,582





See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Operations

                        For the Years Ended December 31,


                                                        2002           2001
                                                        ----           ----

Revenue

   Finance income                                  $    49,798    $   465,049
   Interest income and other                             5,342         56,001
   (Loss) gain on sale of investments                  (12,763)        26,997

   Total revenues                                       42,377        548,047

Expenses

   General and administrative and other expenses       119,347        531,747
   Interest expense                                     36,629        195,755
   (Reversal of) provision for doubtful accounts      (268,834)     1,825,000

   Total expenses                                     (112,858)     2,552,502

Net income (loss)                                  $   155,235    $(2,004,455)

See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2001



Balance at January 1, 2001                               $ 2,153,592

Net loss                                                  (2,004,455)

Balance at December 31, 2001                                 149,137

Net income                                                   155,235

Balance at December 31, 2002                             $   304,372



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                       2002           2001
                                                                       ----           ----

Cash flows from operating activities:
   Net income (loss)                                              $   155,235    $(2,004,455)
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
       Loss (gain) on sale of investments                              12,763        (26,997)
       (Reversal of) provision for doubtful accounts                 (268,834)     1,825,000
       Changes in operating assets and liabilities:
         Other assets                                                (106,530)       602,179
         Security deposits, deferred credits and other payables      (159,326)    (1,283,114)
         Change in operating assets and liabilities                   238,748      4,476,202

         Total adjustments                                           (283,179)     5,593,270

       Net cash (used in) provided by operating activities           (127,944)     3,588,815

Cash flows from investing activities:
   Proceeds from the sale of investments                              676,823        323,574

       Net cash provided by investing activities                      676,823        323,574

Cash flows from financing activities:
   Principal payments on notes payable non-recourse                (1,157,730)    (3,858,368)

       Net cash used in financing activities                       (1,157,730)    (3,858,368)

Net (decrease) increase in cash                                      (608,851)        54,021

Cash at beginning of year                                             673,740        619,719

Cash at end of year                                               $    64,889    $   673,740


Supplemental information-interest paid                            $    36,629    $   194,555



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                          Notes to Financial Statements

                                December 31, 2002

1.       Organization

     ICON Receivables 1997-A LLC (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners, L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of each of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

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

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from re-lease or sale of the equipment.

3.   Finance Lease Receivables

     Non-cancelable minimum annual rental amounts due on finance leases at December 31, 2002 are as follows:

           Year Ending
          December 31,               Amount
          ------------              -------

             2003                   $ 666,116
             2004                      18,014
                                    ---------

                                    $ 684,130

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2003.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                                      Finance
                                                      Leases      Financings        Total
                                                      ------      ----------        -----

Balance at January 1, 2001                        $   786,560    $   802,699    $ 1,589,259

    Accounts written-off                             (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts                 1,825,000           --        1,825,000

Balance at December 31, 2001                        2,174,224           --        2,174,224

    Accounts written-off                           (1,413,156)          --       (1,413,156)
    Reversal of provision for doubtful accounts      (268,834)          --         (268,834)

Balance at December 31, 2002                      $   492,234    $      --      $   492,234




5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $345,152 and $206,421 at December 31, 2002 and 2001, respectively, which represent amounts collected by an affiliate on the Company's behalf.

                           ICON Receivables 1997-B LLC

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Receivables 1997-B LLC

We have audited the accompanying balance sheet of ICON Receivables 1997-B LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON Receivables 1997-B LLC as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-B LLC as of December 31 2002 , and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                              /s/Hays & Company LLP
                                              ---------------------------------
                                              Hays & Company LLP

March 13, 2003
New York, New York

                           ICON Receivables 1997-B LLC

                                 Balance Sheets

                                  December 31,

         Assets                                         2002            2001
         ------                                         ----            ----

Cash .........................................     $   460,650      $   622,425
                                                   -----------      -----------

Investment in finance leases
   Minimum rents receivable ..................       1,196,746        3,216,235
   Estimated unguaranteed residual values ....         220,804          255,001
   Unearned income ...........................         (14,224)        (145,673)
   Allowance for doubtful accounts ...........        (398,566)      (1,098,719)
                                                   -----------      -----------
                                                     1,004,760        2,226,844
                                                   -----------      -----------

Investment in financings
   Receivables due in installments ...........       3,097,995        6,783,818
   Unearned income ...........................         (77,716)        (408,920)
   Allowance for doubtful accounts ...........      (1,278,110)      (1,161,097)
                                                   -----------      -----------
                                                     1,742,169        5,213,801
                                                   -----------      -----------

Other assets .................................          34,182          202,619
                                                   -----------      -----------

Total assets .................................     $ 3,241,761      $ 8,265,689
                                                   ===========      ===========

         Liabilities and Members' Equity

Notes payable non-recourse ...................     $ 1,245,283      $ 6,982,448
Other liabilities ............................       1,061,993          638,550
Due to affiliates ............................         518,312          255,694
                                                   -----------      -----------

Total liabilities ............................       2,825,588        7,876,692
                                                   -----------      -----------

Commitments and Contingencies

Members' equity ..............................         416,173          388,997
                                                   -----------      -----------

Total liabilities and members' equity ........     $ 3,241,761      $ 8,265,689
                                                   ===========      ===========











See accompanying notes to financial statements.

                           ICON Receivables 1997-B LLC

                            Statements of Operations

                        For the Years Ended December 31,

                                                         2002           2001
                                                         ----           ----

Revenue

   Finance income .............................     $   408,147     $ 1,154,382
   Interest income and other ..................          52,625          76,235
   Gain from the sale of investments ..........         216,451          49,540
                                                    -----------     -----------

   Total revenues .............................         677,223       1,280,157
                                                    -----------     -----------

Expenses

   General and administrative .................         170,385         215,859
   Interest expense ...........................         221,867         645,798
   Amortization of loan origination fees ......          61,569         123,307
   Provision for doubtful accounts ............            --         2,162,304
                                                    -----------     -----------

   Total expenses .............................         453,821       3,147,268
                                                    -----------     -----------

Net income (loss) .............................     $   223,402     $(1,867,111)
                                                    ===========     ===========























See accompanying notes to financial statements.

                           ICON Receivables 1997-B LLC

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2001


Balance at January 1, 2001 .............................            $ 2,256,108

Net loss ...............................................             (1,867,111)
                                                                    -----------

Balance at December 31, 2001 ...........................                388,997

Distributions ..........................................               (196,226)

Net income .............................................                223,402
                                                                    -----------

Balance at December 31, 2002 ...........................            $   416,173
                                                                    ===========
































See accompanying notes to financial statements.

                           ICON Receivables 1997-B LLC

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                           2002           2001
                                                           ----           ----

Cash flows from operating activities:

   Net income (loss) ...............................   $   223,402    $(1,867,111)
                                                       -----------    -----------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Gain from the sale of investments ...........      (216,451)       (49,540)
       Amortization of loan origination fees .......        61,569        123,307
       (Reversal of) provision for doubtful accounts      (583,140)     2,162,304
       Change in operating assets and liabilities ..     5,179,388      6,475,071
                                                       -----------    -----------

         Total adjustments .........................     4,441,366      8,711,142
                                                       -----------    -----------

       Net cash provided by operating activities ...     4,664,768      6,844,031
                                                       -----------    -----------

Cash flows from investing activities:
   Cash distributions to partners ..................      (196,227)          --
   Proceeds from the sales of equipment ............     1,106,849        410,759
                                                       -----------    -----------

       Net cash provided by investing activities ...       910,622        410,759
                                                       -----------    -----------

Cash flows from financing activities:
   Principal payments on notes payable non-recourse     (5,737,165)    (7,335,811)
                                                       -----------    -----------

       Net cash used in financing activities .......    (5,737,165)    (7,335,811)
                                                       -----------    -----------

Net decrease in cash ...............................      (161,775)       (81,021)

Cash at the beginning of the year ..................       622,425        703,446
                                                       -----------    -----------

Cash at the end of the year ........................   $   460,650    $   622,425
                                                       ===========    ===========

Supplemental information-interest paid .............   $   221,867    $   645,798
                                                       ===========    ===========









See accompanying notes to financial statements.

                           ICON Receivables 1997-B LLC

                          Notes to Financial Statements

                                December 31, 2002

1.       Organization

     ICON Receivables 1997-B LLC (the "Company"), was formed in August 1997 by three affiliated partnerships, ICON Cash Flow Partners L.P., Series E ("Series E"), ICON Cash Flow Partners, L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), who contributed and assigned equipment leases and finance  receivables  and  residuals to the Company.  The  financial  statements
reflect  the  Company's   management  of  such  contributed  assets.  Since  its
formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The servicing of the assets is provided by ICON Capital Corp., the general partner of each of the members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income is recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

                           ICON Receivables 1997-B LLC

                          Notes to Financial Statement

                                December 31, 2002

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

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from re-lease or sale of the equipment.

     Income Taxes - No provision for income taxes has been made since the liability for such taxes is that of each of the members rather than the Company. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

3.   Receivables Due in Installments

     Non-cancelable minimum annual rental amounts due on finance leases and financings are as follows:

                   Finance
 Year              Leases               Financings              Total

2003           $     1,196,746       $     3,097,995    $      4,294,741
2004                    -                      -                   -
               ---------------       ---------------    ----------------
               $     1,196,746       $     3,097,995    $      4,294,741
               ===============       ===============    ================


     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2003.

                           ICON Receivables 1997-B LLC

                          Notes to Financial Statements

                                December 31, 2002

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                                   Finance
                                                   Leases       Financings       Total
                                                   ------       ----------       -----
Balance at January 1, 2001 ..................   $   500,913    $ 1,181,770    $ 1,682,683

Accounts written-off ........................      (177,442)    (1,407,729)    (1,585,171)
Provision for doubtful accounts .............       775,248      1,387,056      2,162,304
                                                -----------    -----------    -----------

Balance at December 31, 2001 ................     1,098,719      1,161,097      2,259,816

Accounts written-off ........................      (700,153)       700,153           --
(Reversal of) provision for doubtful accounts          --         (583,140)      (583,140)
                                                -----------    -----------    -----------

Balance at December 31, 2002 ................   $   398,566    $ 1,278,110    $ 1,676,676
                                                ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at 6.19% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals. Loan origination fees are being amortized over the life of the notes.

6.       Due to Affiliates

     The amount due to affiliates represents collected rentals deposited in the Company's bank account on behalf of affiliated companies.

                                 ICON/AIC TRUST

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Beneficiaries
ICON/AIC TRUST

We have audited the accompanying balance sheet of ICON/AIC TRUST as of December 31, 2002, and the related statements of operations, changes in beneficial interestholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON/AIC TRUST as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON/AIC TRUST as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/Hays & Company LLP
                                               --------------------------------
                                               Hays & Company LLP


March 13, 2003
New York, New York

                                 ICON/AIC TRUST

                                 Balance Sheets

                                  December 31,


                                                                 2002         2001
                                                                 ----         ----
          Assets

Note receivable (Note 3) ..................................   $2,572,522   $3,645,250
Due from affiliate (Note 4) ...............................         --        204,189
                                                              ----------   ----------

Total assets ..............................................   $2,572,522   $3,849,439
                                                              ==========   ==========


         Liabilities and Beneficial Interestholders' Equity

Beneficial interestholders' equity ........................   $2,572,522   $3,849,439
                                                              ----------   ----------

Total liabilities and beneficial interestholders' equity ..   $2,572,522   $3,849,439
                                                              ==========   ==========




























See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Operations

                        For the Years Ended December 31,

                                                           2002           2001
                                                           ----           ----
Revenue

Finance income .....................................   $      --     $   921,436
Interest income ....................................        63,500          --
Other income .......................................       148,849          --
                                                       -----------   -----------

Total revenue ......................................       212,349       921,436
                                                       -----------   -----------

Expenses

Loss from the sales of investments in finance leases          --       2,472,400
Foreign currency loss ..............................          --         607,831
Interest expense ...................................          --         434,526
Amortization of initial direct costs ...............          --          94,375
                                                       -----------   -----------

Total expenses .....................................          --       3,609,132
                                                       -----------   -----------

Net income (loss) ..................................   $   212,349   $(2,687,696)
                                                       ===========   ===========























See accompanying notes to financial statements.

                                 ICON/AIC TRUST

           Statements of Changes in Beneficial Interestholders' Equity

                        For the Years Ended December 31,



                                                                              2002                             2001
                                                                              ----                             ----

Beneficial interestholders' equity, beginning of the year
   (including accumulated other comprehensive
   income of $0 and $607,831)                                            $   3,849,439                       $6,758,454

Distributions to beneficial interestholders                                 (1,752,885)                        (829,150)

Net income (loss)                                    $      212,349                       $   (2,687,696)

Other comprehensive income - foreign
   translation gain                                         263,319                            -
Realization of foreign translation loss
   on sales of investment in finance leases               -                                      607,831
                                                     --------------                       --------------

Comprehensive income (loss)                                                    475,668                       (2,079,865)
                                                                         -------------                    -------------

Beneficial interestholders' equity, end of year
   (including accumulated other comprehensive
   income of $263,319 and $0)                                            $   2,572,522                    $   3,849,439
                                                                         =============                    =============




















See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                 2002          2001
                                                                 ----          ----
Cash flows from operating activities:
   Net income (loss) ....................................   $   212,349    $(2,687,696)
                                                            -----------    -----------
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
   Loss from the sale of investments in finance leases ..          --        2,472,400
   Foreign currency loss ................................          --          607,831
   Finance income portion of receivables paid directly
     to lenders by lessees ..............................          --         (921,436)
   Interest expense on non-recourse financing paid
     directly to lenders by lessees .....................          --          434,526
   Amortization of initial direct costs .................          --           94,375
   Changes in operating assets:
     Due from affiliate .................................       204,189       (204,189)
     Collection of principal-non-financed receivables ...          --          154,053
                                                            -----------    -----------

   Total adjustments ....................................       204,189      2,637,560
                                                            -----------    -----------

   Net cash provided by (used in) operating activities ..       416,538        (50,136)
                                                            -----------    -----------

Cash flows from investing activities:
   Collections of notes receivable ......................     1,336,347           --
   Proceeds from sales of investments in finance leases .          --          879,286
                                                            -----------    -----------
   Net cash provided by investing activities ............     1,336,347        879,286
                                                            -----------    -----------

Cash flows used in financing activities:
   Cash distributions to beneficial interestholders .....    (1,752,885)      (829,150)
                                                            -----------    -----------

Net increase in cash ....................................          --             --

Cash at beginning of year ...............................          --             --
                                                            -----------    -----------

Cash at end of year .....................................   $      --      $      --
                                                            ===========    ===========








                                                        (continued on next page)

                                 ICON/AIC TRUST

                        For the Years Ended December 31,

Supplemental Disclosure of Cash Flow Information

     For the years ended December 31, 2002 and 2001, non-cash activities included the following:

                                                         2002         2001
                                                         ----         ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $    --     $ 4,973,382
Principal and interest on non-recourse
   financing paid directly to lenders by lessees .        --      (4,973,382)
                                                     ---------   -----------

                                                     $    --     $      --
                                                     =========   ===========


     Interest expense of $0 and $434,526 for the years ended December 31, 2002 and 2001 respectively, consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.






























See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                          Notes to Financial Statements

                                December 31, 2002

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

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Trust's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     The contributed leases were all receivable in British pounds sterling and the related non-recourse debt was payable in British pounds sterling. As a result, the functional currency of the Trust is the British pounds sterling. The financial statements are translated into U.S. dollars and resulting translation gains and losses are included as other comprehensive income.

     Leases and Revenue Recognition - The Trust accounted for owned equipment leased to third parties as finance leases. For finance leases, the Trust recorded, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income was recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases were capitalized and amortized over the terms of the related leases using the interest method.

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

                                 ICON/ AIC TRUST

                                December 31, 2002

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the beneficial interestholders' rather than the Trust. The Trust's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the beneficial interestholders.

3.       Sale of Finance Leases and Note Receivable

     On December 28, 2001, the Trust sold its remaining investment in finance leases subject to the remaining related non-recourse debt, for a non-interest bearing note which is collectible over a two and one half year period. The gross note amount was (pound)2,575,000 or $3,744,822 based upon the currency exchange rate at December 31, 2001 and discounted for imputed interest. The gross note amount is (pound)1,625,000 or $2,572,522 based upon the currency exchange rate at December 31, 2002 and discounted for imputed interest. The note receivable is due as follows:

      January 2003                   (pound)     450,000
      June 2003                                  425,000
      January 2004                               375,000
      June 2004                                  375,000
                                           -------------
                                   (pound)     1,625,000
                                           =============

     Foreign currency translation gains or losses are recorded as other comprehensive income or loss.

4.   Related Party Transactions

     The Trust is managed by the General Partner of the Trust's beneficial interestholders. The costs of administering the Trust were not significant and were absorbed by the beneficiaries in proportion to their sharing interests.

                                ICON Cheyenne LLC

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Cheyenne LLC

We have audited the accompanying balance sheet of ICON Cheyenne LLC (the "Company") as of December 31, 2002 and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON Cheyenne LLC as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON Cheyenne LLC as of December 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/Hays & Company LLP
                                                          Hays & Company LLP


March 13, 2003
New York, New York

                                ICON Cheyenne LLC

                                 Balance Sheets

                                  December 31,

                                             2002                2001
                                             ----                ----

     Assets

Cash                                    $       305,358    $        279,550
                                        ---------------    ----------------

Investment in operating leases:
   Equipment cost                            22,496,293          28,832,836
   Accumulated depreciation                  (9,523,221)         (6,386,270)
                                        ---------------    -----------------
                                             12,973,072          22,446,566
                                        ---------------    ----------------

Equipment held for sale or lease              1,211,669               -

Due from affiliates                                -                878,015

Other assets                                    275,234             265,540
                                        ---------------    ----------------

Total assets                            $    14,765,333    $     23,869,671
                                        ===============    ================


   Liabilities And Members' Equity

Notes payable, non-recourse             $     4,796,713    $     10,223,768
Deferred income and other liabilities           331,604             921,738
Due to affiliates                                13,164               -
                                        ---------------    ----------------

Total liabilities                             5,141,481          11,145,506
                                        ---------------    ----------------

Commitments and Contingencies

Members' equity                               9,623,852          12,724,165
                                        ---------------    ----------------

Total liabilities and members' equity   $    14,765,333    $     23,869,671
                                        ===============    ================





See accompanying notes to financial statements.

                                ICON Cheyenne LLC

                            Statements of Operations

                        For the Years Ended December 31,

                                                   2002              2001
                                                   ----              ----

Revenues

   Rental income                               $   6,903,098    $   8,830,255
   Gain on sales of equipment                        275,489           92,695
   Interest income and other                              -            90,230
                                               -------------    -------------

   Total revenues                                  7,178,587        9,013,180
                                               -------------    -------------

Expenses

   Depreciation expense                            5,173,296        6,722,261
   Interest expense                                  490,733          931,643
   General and administrative                         68,951           36,262
                                               -------------    -------------

   Total expenses                                  5,732,980        7,690,166
                                               -------------    -------------

Net income                                     $   1,445,607    $   1,323,014
                                               =============    =============






See accompanying notes to financial statements.

                                ICON Cheyenne LLC

                     Statement of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2001


Members' equity at January 1, 2001                 $      11,401,151

Net income                                                 1,323,014
                                                    ----------------

Members' equity at December 31, 2001                      12,724,165

Distributions to members                                  (4,545,920)

Net income                                                 1,445,607
                                                    ----------------

Members' equity at December 31, 2002                $      9,623,852
                                                    ================





See accompanying notes to financial statements.

                                ICON Cheyenne LLC

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                             2002              2001
                                                             ----              ----
Cash flows from operating activities:
   Net income                                            $ 1,445,607    $   1,323,014
                                                         -----------    -------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                        5,173,296        6,722,261
       Rental income paid directly to lenders by lessees  (4,894,866)      (8,426,301)
       Interest expense on non-recourse financing paid
         directly by lessees                                 490,733          931,643
       Gain on sales of equipment                           (275,489)         (92,695)
       Changes in operating assets and liabilities:
         Due to/from affiliates                              891,179         (878,015)
         Deferred income and other liabilities              (590,134)         921,738
         Other assets                                         (9,694)        (265,540)
                                                         -----------    -------------

           Total adjustments                                 785,025       (1,086,909)
                                                         -----------    -------------

       Net cash provided by operating activities           2,230,632          236,105
                                                         -----------    -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                        2,341,096          629,514
                                                         -----------    -------------

Cash flows from financing activities:
   Distributions to members                               (4,545,920)            -
   Repayment of non-recourse debt                                -           (586,069)
                                                         ------------   -------------

       Net cash used in financing activities              (4,545,920)        (586,069)
                                                         -----------    -------------


Net increase in cash                                          25,808          279,550

Cash at beginning of year                                    279,550               -
                                                         -----------    -------------

Cash at end of year                                      $   305,358    $     279,550
                                                         ===========    =============







                                                      (continued on next page)

                                ICON Cheyenne LLC

Supplemental Disclosure of Cash Flow Information

     For the years ended December 31, 2002 and 2001, non-cash activities included the following:

                                                             2002               2001
                                                             ----               ----

Rental income paid directly to lenders by lessees     $        4,894,866   $      8,426,301
Principal and interest on non-recourse financing
  paid directly to lenders by lessees                         (4,894,866)        (8,426,301)
                                                      ------------------   ----------------

                                                      $          -         $            -
                                                      ==================   ================
Interest expense on non-recourse financing
  accrued or paid directly to lenders by lessees      $          490,733   $        931,643
                                                      ==================   ================

Non-recourse debt assumed by lessees
  upon lease termination                              $        1,022,922   $            -
                                                      ==================   ================





See accompanying notes to financial statements.

                                ICON Cheyenne LLC

                          Notes to Financial Statements

                                December 31, 2002

1.   Organization

     ICON Cheyenne LLC (the "LLC") was formed December 27, 2000 as a joint venture between four affiliates; ICON Income Fund Eight B L.P. ("Fund Eight B"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Cash Flow Partner L.P. Six ("L.P. Six") and ICON Income Fund Eight A L.P. ("Fund Eight A"). The purpose of the LLC was to acquire a portfolio of leases consisting of various types of industrial and manufacturing equipment. The total purchase price of the portfolio acquired was $29,705,716 and was financed with cash of $11,401,151 and non-recourse debt of $18,304,565. Fund Eight B has a majority interest of 87.69%, while L.P. Seven, L.P. Six and Fund Eight A have 10.31%, 1% and 1% interests, respectively.

     Profits, losses, cash distributions and disposition proceeds are allocated to the members in accordance to their share of interest.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The LLC's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition- All leases in the LLC's portfolio are classified as operating leases. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Equipment Held for Lease or Sale - The off-lease equipment are carried at cost, less accumulated depreciation, subject to the Partnership's impairment policy.

     Impairment of Assets - The LLC's policy with respect to impairment of estimated salvage values of operating leases is to review, on a periodic basis, the carrying value on an individual asset to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the salvage value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's carrying value. Generally in the latter situation, the carrying value relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the LLC does not recover its carrying value until the non-recourse note obligation is repaid in full.

                                ICON Cheyenne LLC

                                December 31, 2002

     Income Taxes - No provision for income taxes has been recorded since liability for such taxes is that of each member rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

     Reclassifications   -  Certain   items  from  the  prior  years  have  been
reclassified to conform to the classifications used in 2002.

3.   Investment In Operating Leases

     In December 2000, the LLC acquired a portfolio of operating leases involving various types of equipment for a total cost of $29,705,716. During the years ended December 31, 2002 and 2001 the LLC sold a portion of such equipment upon termination of the underlying leases.

     The investment in operating leases at December 31, 2002 and 2001 consisted of the following:

                                                              2002                  2001
                                                              ----                  ----

Equipment cost, beginning of year                      $     28,832,836      $     29,705,716

Transfer to equipment held for sale or lease                 (1,211,669)                  -

Equipment dispositions                                       (5,124,874)             (872,880)
                                                       ----------------      ----------------

Equipment cost, end of year                                  22,496,293            28,832,836
                                                       ----------------      ----------------

Accumulated depreciation, beginning of year                  (6,386,270)                  -

Depreciation expense                                         (5,173,296)           (6,722,261)

Accumulated depreciation on equipment sold                    2,036,345               335,991
                                                       ----------------      ----------------

Accumulated depreciation, end of year                        (9,523,221)           (6,386,270)
                                                       ----------------      ----------------

Investment in operating leases, end of year            $     12,973,072      $     22,446,566
                                                       ================      ================

     Non-cancellable rents due on operating leases are as follows:

               YearEnding
              December 31,                    Amount

                  2003                   $    3,880,525
                  2004                        1,116,519
                  2005                          414,756
                  2006                           14,264
                                         --------------

                                         $    5,426,064
                                         ==============

                                ICON Cheyenne LLC

                                December 31, 2002

4.   Notes Payable

     Notes payable consist of non-recourse notes, which accrue interest at rates ranging from 5.52% to 8.02%, and which are being paid directly to lenders by lessees.

     The notes mature as follows:

               YearEnding
              December 31,                    Amount

                  2003                   $    3,325,400
                  2004                        1,065,119
                  2005                          399,351
                  2006                            6,843
                                         --------------

                                         $    4,796,713
                                         ==============


5.   Related Party Transactions

     The amount due to affiliates represents net rental payments received by the LLC on behalf of affiliated companies.