Form 10-Q
period 2003-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 2003-05-13
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       March 31, 2003
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                               0-28136
                       ---------------------------------------------------------

ICON Cash Flow Partners L.P. Six (Exact name of registrant as specified in its charter)

         Delaware                                                     13-3723089
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


(212)418-4700 Registrant's telephone number, including area code



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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                     March 31,     December 31,
                                                       2003            2002
                                                       ----            ----
                                                   (unaudited)
       Assets
       ------


Cash and cash equivalents                          $    324,151    $    203,739
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable                             569,107         755,103
   Estimated unguaranteed residual values             1,054,739       1,105,178
   Initial direct costs                                    --               706
   Unearned income                                      (23,813)        (26,665)
   Allowance for doubtful accounts                     (277,068)       (277,068)
                                                   ------------    ------------

                                                      1,322,965       1,557,254
                                                   ------------    ------------
Investment in operating leases
   Equipment at cost                                 21,060,638      21,965,262
   Accumulated depreciation                          (7,821,159)     (7,876,081)
                                                   ------------    ------------

                                                     13,239,479      14,089,181

Investments in unconsolidated joint ventures            800,269       1,019,138
                                                   ------------    ------------


Other assets, net                                       204,785         226,750
                                                   ------------    ------------

Total assets                                       $ 15,891,649    $ 17,096,062
                                                   ============    ============















                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets (Continued)



                                                                March 31,      December 31,
                                                                 2003              2002
                                                                 ----              ----

Liabilities and Partners' Equity                              (unaudited)
---------------------------------


Notes payable - non-recourse                                  $  9,080,027    $  9,190,418
Security deposits and deferred credits                             376,089         440,818
Accounts payable - other                                           272,110         299,706
Accounts payable - General partner and affiliates                    7,272           7,138
Minority interest in joint venture                                  64,356          68,611
                                                              ------------    ------------


   Total liabilities                                             9,799,854      10,006,691
                                                              ------------    ------------


Commitment and Contingencies


Partners' equity (deficiency)
   General Partner                                                (266,766)       (256,804)
   Limited partners (377,758 and 378,258 units outstanding,
     $100 per unit original issue price)                         6,358,561       7,346,175
                                                              ------------    ------------

   Total partners' equity                                        6,091,795       7,089,371
                                                              ------------    ------------

Total liabilities and partners' equity                        $ 15,891,649    $ 17,096,062
                                                              ============    ============





















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                        2003            2002
                                                        ----            ----
Revenues

   Rental income                                    $   288,693    $   880,086
   Finance lease income                                  10,995        140,208
   (Loss) gains on sales of equipment                  (150,752)         4,000
   (Loss) income from investments
     in unconsolidated joint ventures                   (22,492)        13,696
   Other income                                         160,908         56,532
                                                    -----------    -----------

   Total revenues                                       287,352      1,094,522
                                                    -----------    -----------

Expenses
   Depreciation                                         357,502        557,290
   Interest                                             295,398        437,053
   General and administrative                           140,941        173,992
   Management fees - General Partner                     47,644         86,360
   Administrative expense reimbursements
     - General Partner                                   14,757         39,813
   Amortization of initial direct costs                     706          2,845
   Minority interest (income)                            (4,255)          (318)
                                                    -----------    -----------

   Total expenses                                       852,693      1,297,035
                                                    -----------    -----------


Net loss                                            $  (565,341)   $  (202,513)
                                                    ===========    ===========


Net loss allocable to:
   Limited partners                                    (559,688)      (200,488)
   General Partner                                       (5,653)        (2,025)
                                                    -----------    -----------


                                                    $  (565,341)   $  (202,513)
                                                    ===========    ===========


Weighted average number of limited
   partnership units outstanding                        377,886        378,288
                                                    ===========    ===========

Net loss per weighted average
   limited partnership unit                         $     (1.48)   $     (0.53)
                                                    ===========    ===========





See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Condensed Consolidated Statement of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2003

                                   (unaudited)



                                    Limited Partner Distributions

                             Return of     Investment       Limited          General
                              Capital        Income        Partners          Partner        Total
                              -------        ------        --------          -------        -----
                                     (Per weighted average unit)

Balance at

   January 1, 2003                                        $ 7,346,175    $   (256,804)  $  7,089,371

Cash distributions
   to partners                   $   1.13       --           (426,552)         (4,309)      (430,861)

Limited partnership units
   redeemed (500 units)                                        (1,374)           --           (1,374)

Net loss                                                     (559,688)         (5,653)      (565,341)
                                                          -----------    ------------     -----------

Balance at
   March 31, 2003                                         $ 6,358,561    $  (266,766)   $  6,091,795
                                                          ===========    ============   ============









See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                             2003          2002
                                                                             ----          ----
Cash flows from operating activities:

   Net loss                                                              $  (565,341)   $  (202,513)
                                                                         -----------    -----------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Rental income - paid directly to lenders by lessees                  (225,000)      (823,199)
       Interest expense on non-recourse financing
         paid directly by lessees                                            263,112        404,767
       Finance income portion of receivables paid directly
         to lenders by lessees                                                  --         (130,683)
       Amortization of initial direct costs and loan fees                     32,992          2,845
       Loss (income) from investments in unconsolidated joint ventures        22,492        (13,696)
       Depreciation                                                          357,502        557,290
       Loss (gain) on sales of equipment                                     150,752         (4,000)
       Minority interest in consolidated joint venture                        (4,255)          (318)
       Changes in operating assets and liabilities, net                       89,184         19,136
                                                                         -----------    -----------

           Total adjustments                                                 686,779         12,142
                                                                         -----------    -----------

       Net cash provided by (used in) operating activities                   121,438       (190,371)
                                                                         -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                          244,346      1,588,680
   Distributions received from unconsolidated joint ventures                 186,863        254,077
                                                                         -----------    -----------

       Net cash provided by investing activities                             431,209      1,842,757
                                                                         -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners                                           (430,861)    (1,914,177)
   Redemption of limited partnership units                                    (1,374)          --
                                                                         -----------    -----------

       Net cash used in financing activities                                (432,235)    (1,914,177)
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                         120,412       (261,791)

Cash and cash equivalents at beginning of period                             203,739        384,816
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $   324,151    $   123,025
                                                                         ===========    ===========


                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)



           Condensed Consolidated Statements of Cash Flows (continued)

                                  (unaudited)


Supplemental Disclosures of Cash Flow Information

     For the three months ended March 31, 2003 and 2002, non-cash activities included the following:




                                                          2003            2002
                                                          ----            ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $   148,503    $   586,027
Rental income assigned to operating lease receivable     225,000        823,199
Principal and interest on non-recourse
   financing paid directly to lenders by lessees        (373,503)    (1,409,226)
                                                     -----------    -----------

                                                     $ -            $ -
                                                     ===========    ===========

                                                         2003           2002
                                                     -----------    -----------

Interest expense:
Interest paid directly to lenders by lessees pursuant
   to non-recourse financings                        $   263,112    $   404,767
Other interest                                            32,286         32,286
                                                     -----------    -----------

Total interest expense                               $   295,398    $   437,053
                                                     ===========    ===========
























See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2.   Disposition Period

     The Partnership's reinvestment period ended on November 11, 2000. The disposition period commenced on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2003 and 2002 are as follows:

                            2003       2002
                            ----       ----

Management fees          $ 47,644   $ 86,360   Charged to operations
Administrative expense
  reimbursements           14,757     39,813   Charged to operations
                         --------   --------

Total                    $ 62,401   $126,173
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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Consolidated Venture

     The joint venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental with payment for months one through seven at a power by the hour rate of $525 per flight hour, not to exceed $75,000 per month. After seven months the rental would be $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) on the consolidated statements of operations.

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Cash Flow LLC I as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                 March 31, 2003      December 31, 2002
                                --------------       -----------------

Assets                            $16,206,531           $16,653,215
                                  ===========           ===========

Liabilities                       $ 9,283,090           $ 9,235,949
                                  ===========           ===========

Equity                            $ 6,923,441           $ 7,417,266
                                  ===========           ===========

Partnership's share of equity     $    69,235           $    74,173
                                  ===========           ===========

                               Three Months Ended   Three Months Ended
                                 March 31, 2003        March 31, 2002
                                --------------         --------------

Net loss                          $(493,825)            $ (81,130)
                                  =========             =========

Partnership's share of net loss   $  (4,938)            $    (812)
                                  =========             =========

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of March 31, 2003, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-A as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                              March 31, 2003          December 31, 2002
                              --------------          -----------------

Assets                            $768,393                $694,761
                                  ========                ========

Liabilities                       $490,652                $390,389
                                  ========                ========

Equity                            $277,741                $304,372
                                  ========                ========

Partnership's share of equity     $ 86,182                $ 94,446
                                  ========                ========

                                Three Months Ended    Three Months Ended
                                  March 31, 2003         March 31, 2002
                                 -------------          --------------

Net loss                          $(26,631)               $(23,095)
                                  ========                ========

Partnership's share of net loss   $ (8,264)               $ (7,168)
                                  ========                ========

     ICON Receivables 1997-B LLC
     ---------------------------

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

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-B as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:



                                              March 31, 2003        December 31, 2002
                                              --------------        -----------------


 Assets                                      $     2,196,466       $     3,241,761
                                             ===============       ===============

 Liabilities                                 $     1,977,828       $     2,825,588
                                             ===============       ===============

 Equity                                      $       218,638       $       416,173
                                             ===============       ===============

 Partnership's share of equity               $        18,211       $        34,666
                                             ===============       ===============

                                            Three Months Ended    Three Months Ended
                                              March 31, 2003        March 31, 2002
                                              --------------        --------------

 Net (loss) income                           $      (197,535)      $        33,883
                                             ===============       ===============

 Partnership's share of net (loss) income    $       (16,455)      $         2,822
                                             ===============       ===============




     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility L.L.C. ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Seven, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership accounts for its investment in ICON BF under the equity method of accounting.

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at March 31, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON BF as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                           March 31, 2003      December 31, 2002
                                           --------------      -----------------

  Assets                                   $    19,945,319      $    23,193,438
                                           ===============      ===============

  Liabilities                              $     6,981,199      $    10,583,632
                                           ===============      ===============

  Equity                                   $    12,964,120      $    12,609,806
                                           ===============      ===============

  Partnership's share of equity            $        65,144      $        63,364
                                           ===============      ===============

                                         Three Months Ended  Three Months Ended
                                           March 31, 2003       March 31, 2002
                                           --------------       --------------

  Net income                               $       354,314      $       332,239
                                           ===============      ===============

  Partnership's share of net income        $         1,780      $         1,670
                                           ===============      ===============

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 were each collected in 2002 and the third installment on the note of (pound)450,000 was collected in the first quarter 2003. As of March 31, 2003, the remaining amount due is (pound)1,175,000 ($1,824,474 based upon the exchange rate at March 31, 2003).

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of AIC Trust as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                        March 31, 2003         December 31, 2002
                                        --------------         -----------------

 Assets                                 $     1,824,274        $     2,572,522
                                        ===============        ===============

 Liabilities                            $          -           $           -
                                        ===============        ===============

 Equity                                 $     1,824,274        $     2,572,522
                                        ===============        ===============

 Partnership's share of equity          $       465,372        $       656,250
                                        ===============        ===============

                                       Three Months Ended    Three Months Ended
                                         March 31, 2003        March 31, 2002
                                         --------------        --------------

 Net income                             $        11,051        $        37,457
                                        ===============        ===============

 Partnership's share of net income      $         2,819        $         9,555
                                        ===============        ===============

 Distributions                          $       722,005        $       995,989
                                        ===============        ===============

 Partnership's share of distributions   $       184,183        $       254,077
                                        ===============        ===============

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Cheyenne as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                          March 31, 2003      December 31, 2002
                                          --------------      -----------------

 Assets                                  $    14,091,628       $   14,765,333
                                         ===============       ==============

 Liabilities                             $     4,479,140       $    5,141,481
                                         ===============       ==============

 Equity                                  $     9,612,488       $    9,623,852
                                         ===============       ==============

 Partnership's share of equity           $        96,125       $       96,239
                                         ===============       ==============

                                        Three Months Ended   Three Months Ended
                                          March 31, 2003       March 31, 2002
                                          --------------       --------------

 Net income                              $       256,681       $      762,893
                                         ===============       ==============

 Partnership's share of net income       $         2,566       $        7,629
                                         ===============       ==============

 Distributions                           $       268,045       $         -
                                         ===============       ==============

 Partnership's share of distributions    $         2,680       $         -
                                         ===============       ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Three Months Ended March 31, 2003 and 2002

     Revenues for the three months ended March 31, 2003 ("2003 Quarter") were $287,352, representing a decrease of $807,170 or 73.7% from the three months ended March 31, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $591,393. The decrease was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the reduced rentals on the Aeromexico lease. Finance lease income also decreased by $129,213 due primarily to the continued collection of rentals reducing the investment in finance leases, on which finance lease income is based. Additionally, gains on sales of equipment decreased $154,752 to a loss of $150,752. These decreases were partially offset by an increase in miscellaneous income of $104,376. The increase in miscellaneous income was due to a one-time adjustment based on a revised estimate of residual notes outstanding.

     Expenses for the 2003 Quarter were $852,693 as compared to $1,297,035 in the 2002 Quarter, representing a decrease of $444,342 or 34.3%. The decrease in expenses was partially the result of a decrease in depreciation expense of $199,788. Depreciation expense declined due to the expiration of operating leases and sale of underlying equipment. Additionally, interest expense decreased by $141,655. The decrease in interest expense resulted from a decrease in the average debt balance outstanding from 2002 to 2003. As well, management fees decreased by $38,716 and administrative expense reimbursements decreased by $25,056. Both were a result of the reduction in the average size of the Partnership's lease portfolio.

     Net loss for the 2003 Quarter and the 2002 Quarter was $(565,341) and $(202,513) respectively. The net loss per weighted average limited partnership unit outstanding was $(1.48) and $(.53) for the 2003 Quarter and 2002 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2003 Quarter were cash provided by operating activities of $121,438, proceeds from sales of equipment of $244,346 and distributions from joint ventures of $186,863. These funds were used to pay operating expenses and cash distributions to partners.

     Cash distributions to limited partners for the 2003 Quarter and 2002 Quarter totaled $426,552 and $1,895,225, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2003

     The Partnership's reinvestment period ended on November 11, 2000. The disposition period commenced on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     As of March 31, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

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

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.    Controls and Procedures

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

Item 1 - Legal Proceedings

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

Form 8K filed on February 5, 2003.
Item 4.   Changes in Registrant's Certifying Accountant

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

                                               ICON Cash Flow Partners L. P. Six
                                               File No. 33-36376 (Registrant)

                                               By its General Partner,
                                               ICON Capital Corp.




        May 12, 2003                           /s/ Thomas W. Martin
-------------------------------                ---------------------------
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


Dated:  May 12, 2003


/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                              Certifications - 10-Q


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


Dated:  May 12, 2003


/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99.1

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  May 12, 2003




/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2003


EXHIBIT 99.2


I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  May 12, 2003




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six