Form 10-Q
period 2003-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2003-08-13
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 2003
                              --------------------------------------------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                         Condensed Consolidated Balance Sheets


                                                      June 30,      December 31,
                                                        2003            2002
                                                        ----            ----
                                                     (unaudited)

         Assets

Cash and cash equivalents                           $   902,133     $   203,739
                                                    -----------     -----------

Investment in finance leases
   Minimum rents receivable                             569,487         755,103
   Estimated unguaranteed residual values             1,054,739       1,105,178
   Initial direct costs                                     -               706
   Unearned income                                      (20,934)        (26,665)
   Allowance for doubtful accounts                     (277,068)       (277,068)
                                                    -----------     -----------

                                                      1,326,224       1,557,254
                                                    -----------     -----------

Investment in operating leases
   Equipment at cost                                 21,060,638      21,965,262
   Accumulated depreciation                          (8,178,662)     (7,876,081)
                                                    -----------     -----------

                                                     12,881,976      14,089,181
                                                    -----------     -----------

Investments in unconsolidated joint ventures            811,018       1,019,138
                                                    -----------     -----------


Other assets, net                                       138,331         226,750
                                                    -----------     -----------

Total assets                                        $16,059,682     $17,096,062
                                                    ===========     ===========













                                                        (continued on next page)

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                    Condensed Consolidated Balance Sheets - Continued



                                                                    June 30,         December 31,
                                                                      2003              2002
                                                                      ----              ----
                                                                   (unaudited)

         Liabilities and Partners' Equity

Notes payable - non-recourse                                    $     9,119,278     $    9,190,418
Security deposits and deferred credits                                1,087,467            440,818
Accounts payable - other                                                280,121            299,706
Accounts payable - General Partners and affiliates                        7,314              7,138
Minority interest in consolidated joint venture                          60,209             68,611
                                                                ---------------     --------------

   Total liabilities                                                 10,554,389         10,006,691
                                                                ---------------     --------------

Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                                     (272,631)          (256,804)

   Limited Partners (377,758 and 378,258 units outstanding,
     $100 per unit original issue price)                              5,777,924          7,346,175
                                                                ---------------     --------------

   Total partners' equity                                             5,505,293          7,089,371
                                                                ---------------     --------------

Total liabilities and partners' equity                          $    16,059,682     $   17,096,062
                                                                ===============     ==============



















See accompanying notes to condensed consolidated financial statements.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                     Condensed Consolidated Statements of Operations

                                       (unaudited)



                                                     For the Three Months       For the Six Months
                                                        Ended June 30,             Ended June 30,
                                                    2003           2002          2003          2002
                                                    ----           ----          ----          ----

Revenues
   Rental income                                $  319,804   $   879,453  $    608,497  $  1,759,539
   Finance lease income                             11,023       129,892        22,018       270,100
   Gain (loss) on sales of equipment                    -         35,079      (150,752)       39,079
   (Loss) income from investments
      in unconsolidated joint ventures              (6,295)       13,835       (28,787)       27,531
   Other income                                     15,906        55,569       176,814       112,101
                                                ----------   -----------  ------------  ------------

   Total revenues                                  340,438     1,113,828       627,790     2,208,350
                                                ----------   -----------  ------------  ------------

Expenses
   Depreciation                                    356,797       556,571       714,299     1,113,861
   Interest                                        277,766       423,782       573,164       860,835
   General and administrative                       68,581        92,400       209,522       266,392
   Management fees - General Partner                18,322        87,506        65,966       173,866
   Administrative expense reimbursements
     - General Partner                               7,703        41,336        22,460        81,149
   Amortization of initial direct costs                  -           428           706         3,273
   Minority interest in consolidated
    joint venture                                   (4,148)         (282)       (8,403)         (600)
                                                ----------   -----------  ------------  ------------

   Total expenses                                  725,021     1,201,741     1,577,714     2,498,776
                                                ----------   -----------  ------------  ------------

Net loss                                        $ (384,583)  $   (87,913) $   (949,924) $   (290,426)
                                                ==========   ===========  ============  ============

Net loss allocable to:
   Limited Partners                             $ (380,737)  $   (87,034) $   (940,425) $   (287,522)
   General Partner                                  (3,846)         (879)       (9,499)       (2,904)
                                                ----------   -----------  ------------  ------------

                                                $ (384,583)  $   (87,913) $   (949,924) $   (290,426)
                                                ==========   ===========  ============  ============

Weighted average number of limited
   partnership units outstanding                   377,758       378,288       377,822       378,288
                                                ==========   ===========  ============  ============

Net (loss) income per weighted average
   limited partnership unit                     $   (1.01)   $      (.23) $      (2.49) $       (.76)
                                                =========    ===========  ============  ============






See accompanying notes to condensed consolidated financial statements.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

               Condensed Consolidated Statement of Changes in Partners' Equity

                         For the Six Months Ended June 30, 2003

                                       (unaudited)



                            Limited Partner Distributions
                            -----------------------------

                                Return of   Investment          Limited          General
                                 Capital      Income            Partners         Partner           Total
                                 -------      ------            --------         -------           -----
                              (Per weighted average unit)

Balance at
   January 1, 2003                                        $     7,346,175   $    (256,804)  $     7,089,371

Cash distributions
   to partners                   $  1.66      $   -              (626,452)         (6,328)         (632,780)

Limited partnership units
   redeemed (500 units)                                            (1,374)            -              (1,374)

Net loss                                                         (940,425)         (9,499)         (949,924)
                                                          ---------------   -------------   ---------------

Balance at
   June 30, 2003                                          $     5,777,924   $    (272,631)  $     5,505,293
                                                          ===============   =============   ===============























See accompanying notes to condensed consolidated financial statements.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                     Condensed Consolidated Statements of Cash Flows

                            For the Six Months Ended June 30,

                                       (unaudited)



                                                                      2003                 2002
                                                                      ----                 ----

Cash flows from operating activities:
   Net loss                                                     $       (949,924)   $      (290,426)
                                                                ----------------    ---------------
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Rental income - paid directly to lenders by lessees              (450,000)        (1,646,397)
       Interest expense on non-recourse financing
         paid directly by lessees                                        527,363            796,263
       Finance income portion of receivables paid directly
         to lenders by lessees                                                 -           (245,683)
       Amortization of initial direct costs and loan fees                 46,507             67,845
       Loss (income) from investments in unconsolidated
         joint ventures                                                   28,787            (27,531)
       Depreciation                                                      714,299          1,113,861
       Loss (gain) on sales of equipment                                 150,752            (39,079)
       Minority interest in consolidated joint venture                    (8,403)              (600)
       Changes in operating assets and liabilities, net                  837,220            (34,735)
                                                                ----------------   ----------------

           Total adjustments                                           1,846,525            (16,056)
                                                                ----------------   ----------------

       Net cash provided by (used in) operating activities               896,601           (306,482)
                                                                ----------------   ----------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      244,346          1,588,720
   Distributions received from unconsolidated joint ventures             191,601            284,123
                                                                ----------------   ----------------

       Net cash provided by investing activities                         435,947          1,872,843
                                                                ----------------   ----------------













                                                        (continued on next page)

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

             Condensed Consolidated Statements of Cash Flows - Continued

                            For the Six Months Ended June 30,

                                       (unaudited)

                                                           2003         2002
                                                           ----         ----

Cash flows from financing activities:
   Cash distributions to partners                        (632,780)   (1,914,177)
   Redemption of limited partnership units                 (1,374)        -
                                                      -----------   -----------

       Net cash used in financing activities             (634,154)   (1,914,177)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      698,394      (347,816)

Cash and cash equivalents at beginning of period          203,739       384,816
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   902,133   $    37,000
                                                      ===========   ===========




























                                                        (continued on next page)

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

              Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the six months ended June 30, 2003 and 2002, non-cash activities included the following:



                                                             2003          2002
                                                             ----          ----


Principal and interest on direct finance
   receivables paid directly to lenders by lessees        $   148,503  $  1,148,574
Rental income assigned to operating lease receivable          450,000     1,646,397
Principal and interest on non-recourse
   financing paid directly to lenders by lessees             (598,503)   (2,794,971)
                                                          -----------  ------------

                                                          $    -       $     -
                                                          ===========  ============


                                                             2003          2002
                                                             ----          ----

Interest expense:
Interest paid directly to lenders by lessees pursuant
   to non-recourse financings                             $   527,363  $    796,263
Other interest                                                 45,801        64,572
                                                          -----------  ------------

Total interest expense                                    $   573,164  $    860,835
                                                          ===========  ============
























See accompanying notes to condensed consolidated financial statements.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                  Notes to Condensed Consolidated Financial Statements

                                     June 30, 2003
                                      (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2003 and 2002 are as follows:

                              2003          2002
                              ----          ----

 Management fees          $   65,966    $ 173,866    Charged to operations
 Administrative expense
   reimbursements             22,460       81,149    Charged to operations
                          ----------    ---------

 Total                    $   88,426    $ 255,015
                          ==========    =========


     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. (See Note 4 for information relating to the current joint ventures).

4.   Consolidated Venture and Investments in Unconsolidated Joint Ventures

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

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in consolidated joint venture on the Partnership's condensed consolidated balance sheets and as minority interest in consolidated joint venture on the condensed consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions. The outstanding non-recourse debt at June 30, 2003 was $9,281,941.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

             Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON Cash Flow LLC I for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended    Six Months Ended
                                      June 30, 2003       June 30, 2002
                                      -------------       -------------

 Net loss                             $    (970,367)       $   (159,034)
                                      =============        ============

 Partnership's share of net loss      $      (9,704)       $     (1,591)
                                      =============        ============


     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2003, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended    Six Months Ended
                                      June 30, 2003       June 30, 2002
                                      -------------       -------------

Net loss                              $     (39,975)       $    (53,832)
                                      =============       =============

Partnership's share of net loss       $     (12,406)       $    (16,704)
                                      =============       =============

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

     Information as to the unaudited results of operations of 1997-B for the six months ended June 30, 2003 and 2002 is summarized below:

                                    Six Months Ended     Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

 Net loss                             $    (203,652)       $   (388,997)
                                      =============        ============

 Partnership's share of net loss      $     (16,964)       $    (32,403)
                                      =============        ============

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

             Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/ Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at June 30, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively. The outstanding debt at June 30, 2003 was $7,131,576.

     Information as to the unaudited results of operations of ICON BF for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended    Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

 Net income                           $     701,622        $    652,963
                                      =============        ============

 Partnership's share of net income    $       3,526        $      3,281
                                      =============        =============

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002 and the third installment of (pound)450,000 was collected in the first quarter of 2003. As of June 30, 2003, the gross amount due is (pound)1,175,000 ($1,919,913 based upon the exchange rate at June 30, 2003).

     Information as to the unaudited results of operations of AIC Trust for the six months ended June 30, 2003 and 2002 is summarized below:

                                    Six Months Ended      Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

 Net income                           $      21,313        $    253,820
                                      =============        ============

 Partnership's share of net income    $       5,436        $     64,750
                                      =============        ============

 Distributions                        $     722,005        $  1,032,763
                                      =============        ============

 Partnership's share of distributions $     184,183        $    263,458
                                      =============        ============

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69% respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting. The outstanding debt at June 30, 2003 was $2,812,041.

     Information as to the unaudited results of operations of ICON Cheyenne for the six months ended June 30, 2003 and 2002 is summarized below:

                                    Six Months Ended     Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

 Net income                           $     132,537        $  1,019,824
                                      =============        ============

 Partnership's share of net income    $       1,325        $     10,198
                                      =============        ============

 Distributions                        $     741,759        $  2,066,547
                                      =============        ============

 Partnership's share of distributions $       7,418        $     20,665
                                      =============        ============

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                                      June 30, 2003

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the three months ended June 30, 2003 ("2003 Quarter") were $340,438, representing a decrease of $773,390 or 69.4% from the three months ended June 30, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $559,649. The decrease was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the extension agreement for the Aeromexico lease at reduced rentals. Finance lease income also decreased by $118,869 due to the reduction in the average size of the finance lease portfolio.

     Expenses for the 2003 Quarter were $725,021 as compared to $1,201,741 in the 2002 Quarter, representing a decrease of $476,720 or 39.7%. The decrease in expenses was partially the result of a decrease in depreciation expense of $199,774. Depreciation expense declined due to the expiration of operating leases and sale of underlying equipment. In addition, interest expense decreased by $146,016, resulting from a decrease in the average debt balance outstanding from 2002 to 2003. Management fees - General Partner decreased by $69,184 and administrative expense reimbursements - General Partner decreased by $33,633, both were a result of the reduction in the average size of the Partnership's lease portfolio.

     Net loss for the 2003 Quarter and the 2002 Quarter was $384,583 and $87,913 respectively. The net loss per weighted average limited partnership unit outstanding was $1.01 and $.23 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 ("2003 Period") were $627,790, representing a decrease of $1,580,560 or 71.6% from the six months ended June 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from a decrease in rental income of $1,151,042. The decrease was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the extension agreement for the Aeromexico lease. Finance lease income also decreased by $248,082 due to the reduction in the average size of the finance lease portfolio. In addition, gain on sales of equipment decreased by $189,831 to a loss of $150,752. These decreases were partially offset by an increase in miscellaneous income of $64,713, due partly to a one-time adjustment based on a revised estimate of residual notes outstanding.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                                      June 30, 2003

     Expenses for the 2003 Period were $1,577,714 as compared to $2,498,776 in the 2002 Period, representing a decrease of $921,062 or 36.9%. The decrease in expenses was partially the result of a decrease in depreciation expense of $399,562. Depreciation expense declined due to the expiration of operating leases and sale of underlying equipment. In addition, interest expense decreased by $287,671, resulting from a decrease in the average debt balance outstanding from 2002 to 2003. Management fees - General Partner decreased by $107,900 and administrative expense reimbursements - General Partner decreased by $58,689, both were a result of the reduction in the average size of the Partnership's lease portfolio.

     Net loss for the 2003 Period and the 2002 Period was $949,924 and $290,426 respectively. The net loss per weighted average limited partnership unit outstanding was $2.49 and $.76 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2003 Period were cash provided by operating activities of $896,601, proceeds from sales of equipment of $244,346 and distributions received from unconsolidated joint ventures of $191,601. These funds were used to pay operating expenses and cash distributions to partners.

     Cash distributions to limited partners for the 2003 Period and 2002 Period totaled $626,452 and $1,895,225, respectively.

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

     As of June 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

                                     June 30, 2003

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

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            ICON Cash Flow Partners L.P. Six
                            (A Delaware Limited Partnership)



                                       SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ICON Cash Flow Partners L.P. Six
                                 File No. 33-36376 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.



        August 13, 2003          /s/ Thomas W. Martin
        ---------------          ------------------------------------------
              Date               Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer of
                                 the General Partner of the Partnership)

                                  Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this quarterly report of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                             Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have reviewed this quarterly report of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                      ICON Cash Flow Partners L.P. Six
                       (A Delaware Limited Partnership)

                                June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated: August 13, 2003



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

                                      June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  August 13, 2003



                   /s/ Thomas W. Martin
                   -------------------------------------------------------
                   Thomas W. Martin
                   Executive Vice President (Principal
                   Financial and Accounting Officer)
                   ICON Capital Corp.
                   sole General Partner of ICON Cash Flow Partners L.P. Six