Form 10-Q
period 2003-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2003-11-13
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 2003
                              --------------------------------------------------

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                September 30,     December 31,
                                                    2003             2002
                                                    ----             ----
                                                (unaudited)

         Assets
         ------

Cash and cash equivalents                      $     171,456     $    203,739
                                               -------------     ------------

Investment in finance leases
   Minimum rents receivable                          383,617          755,103
   Estimated unguaranteed residual values            649,909        1,105,178
   Initial direct costs, net                          -                   706
   Unearned income                                   (18,536)         (26,665)
   Allowance for doubtful accounts                   (77,068)        (277,068)
                                               -------------     ------------

                                                     937,922        1,557,254
                                               -------------     ------------
Investment in operating leases
   Equipment at cost                              21,060,638       21,965,262
   Accumulated depreciation                       (8,536,165)      (7,876,081)
                                               -------------     ------------

                                                  12,524,473       14,089,181
                                               -------------     ------------

Investments in unconsolidated joint ventures         628,149        1,019,138
                                               -------------     ------------


Other assets, net                                    115,769          226,750
                                               -------------     ------------

Total assets                                   $  14,377,769     $ 17,096,062
                                               =============     ============







                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued



                                                                 September 30,     December 31,
                                                                     2003             2002
                                                                     ----             ----
                                                                  (unaudited)

            Liabilities and Partners' Equity
            --------------------------------


Notes payable - non-recourse                                   $   9,005,428     $  9,190,418
Security deposits and deferred credits                               887,568          440,818
Accounts payable - other                                             280,027          299,706
Accounts payable - General Partners and affiliates                   520,951            7,138
Minority interest in consolidated joint venture                       56,049           68,611
                                                               -------------     ------------

   Total liabilities                                              10,750,023       10,006,691
                                                               -------------     ------------

Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (291,407)        (256,804)
   Limited Partners (377,758 and 378,258 units outstanding,
     $100 per unit original issue price)                           3,919,153        7,346,175
                                                               -------------     ------------

   Total partners' equity                                          3,627,746        7,089,371
                                                               -------------     ------------

Total liabilities and partners' equity                         $  14,377,769     $ 17,096,062
                                                               =============     ============


















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)





                                                             Three Months              Nine Months
                                                         Ended September 30,       Ended September 30,
                                                          2003         2002         2003         2002
                                                          ----         ----         ----         ----
Revenues
   Rental income                                     $  236,202   $  877,574  $    844,699  $ 2,637,113
   Finance lease income                                  10,541      114,794        32,559      384,894
   (Loss) gain on sales of equipment                    (59,954)      (3,298)     (210,706)      35,781
   (Loss) income from investments
   in unconsolidated joint ventures                      (4,568)      19,596       (33,355)      47,127
   Interest income and other                             82,574       55,492       259,388      167,593
                                                     ----------   ----------  ------------   ----------

   Total revenues                                       264,795    1,064,158       892,585    3,272,508
                                                     ----------   ----------  ------------   ----------

Expenses
   Depreciation                                         358,209      556,376     1,072,508    1,670,237
   Interest                                             265,423      396,272       838,587    1,257,107
   General and administrative                            48,914      191,961       258,436      458,353
   Management fees - General Partner                     27,104       98,706        93,070      272,572
   Administrative expense reimbursements
     - General Partner                                   11,170       36,157        33,630      117,306
   Amortization of initial direct costs                  -             1,218           706        4,491
   Minority interest in consolidated joint venture       (4,159)        (180)      (12,562)        (780)
   Provision for bad debts (reversal)                  (200,000)         -        (200,000)      -
                                                     ----------   ----------  ------------  -----------

   Total expenses                                       506,661    1,280,510     2,084,375    3,779,286
                                                     ----------   ----------  ------------  -----------

Net loss                                             $ (241,866)  $ (216,352) $ (1,191,790) $  (506,778)
                                                     ==========   ==========  ============  ===========

Net loss allocable to:
   Limited Partners                                  $ (239,447)  $ (214,188) $ (1,179,872) $  (501,710)
   General Partner                                       (2,419)      (2,164)      (11,918)      (5,068)
                                                     ----------   ----------  ------------  -----------

                                                     $ (241,866)  $ (216,352) $ (1,191,790) $  (506,778)
                                                     ==========   =========== ============  ===========

Weighted average number of limited
   partnership units outstanding                        377,758      378,278       377,800      378,284
                                                     ==========   ==========  ============  ===========

Net loss per weighted average
   limited partnership unit                          $     (.63)  $     (.57) $      (3.12) $     (1.33)
                                                     ==========   ==========  ============  ===========




See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                      Nine Months Ended September 30, 2003

                                   (unaudited)



                              Limited Partner Distributions
                              -----------------------------

                             Return of    Investment      Limited       General
                              Capital      Income        Partners       Partner        Total
                              -------      ------        --------       -------        -----
                           (Per weighted average unit)

Balance at
   January 1, 2003                                     $   7,346,175   $ (256,804)  $  7,089,371

Cash distributions
   to partners                $  5.94      $   -          (2,245,776)     (22,685)    (2,268,461)

Limited partnership units
   redeemed (500 units)                                       (1,374)       -             (1,374)

Net loss                                                  (1,179,872)     (11,918)    (1,191,790)
                                                       -------------   ----------   ------------

Balance at
   September 30, 2003                                  $   3,919,153   $ (291,407)  $  3,627,746
                                                       =============   ==========   ============






















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)


                                                                    2003            2002
                                                                    ----            ----

Cash flows from operating activities:
   Net loss                                                    $ (1,191,790)   $   (506,778)
                                                               ------------    ------------
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Rental income - paid directly to lenders by lessees         (675,000)     (2,469,596)
       Interest expense on non-recourse financing
         paid directly by lessees                                   792,786       1,160,249
       Finance income portion of receivables paid directly
         to lenders by lessees                                        -            (348,758)
       Depreciation                                               1,072,508       1,670,237
       Amortization of initial direct costs and loan fees            46,507         101,349
       Provision for bad debts (reversal)                          (200,000)         -
       Loss (gain) on sales of equipment                            210,706         (35,781)
       Loss (income) from investments in unconsolidated
         joint ventures                                              33,355         (47,127)
       Minority interest in consolidated joint venture              (12,562)           (780)
       Changes in operating assets and liabilities, net           1,493,422          19,588
                                                               ------------    ------------

           Total adjustments                                      2,761,722          49,381
                                                               ------------    ------------

       Net cash provided by (used in) operating activities        1,569,932        (457,397)
                                                               ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 303,841       1,588,720
   Distributions received from unconsolidated joint ventures        363,779         476,974
                                                               ------------    ------------

       Net cash provided by investing activities                    667,620       2,065,694
                                                               ------------    ------------












                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                         Nine Months Ended September 30,

                                   (unaudited)

                                                       2003           2002
                                                       ----           ----

Cash flows from financing activities:
   Cash distributions to partners                   (2,268,461)    (1,986,018)
   Redemption of limited partnership units              (1,374)        (1,300)
                                                  ------------    -----------

     Net cash used in financing activities          (2,269,835)    (1,987,318)
                                                  ------------    -----------

Net decrease in cash and cash equivalents              (32,283)      (379,021)

Cash and cash equivalents at beginning of period       203,739        384,816
                                                   -----------    -----------

Cash and cash equivalents at end of period         $   171,456    $     5,795
                                                   -----------    -----------



























                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the nine months ended September 30, 2003 and 2002, non-cash activities included the following:

                                                           2003        2002
                                                           ----        ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees     $  302,776  $ 1,699,462
Rental income assigned to operating lease receivable      675,000    2,469,596
Principal and interest on non-recourse
   financing paid directly to lenders by lessees         (977,776)  (4,169,058)
                                                       ----------  -----------

                                                       $    -      $    -
                                                       ==========  ===========

                                                           2003        2002
                                                           ----        ----

Interest paid directly to lenders by lessees pursuant
   to non-recourse financings                          $  792,786  $ 1,160,249
Other interest                                             45,801       96,858
                                                       ----------  -----------

Total interest expense                                 $  838,587  $ 1,257,107
                                                       ==========  ===========

























See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2003 and 2002 are as follows:

                               2003           2002
                               ----           ----

Management fees            $   93,070      $ 272,572     Charged to operations
Administrative expense
  reimbursements               33,630        117,306     Charged to operations
                           ----------      ---------

Total                      $  126,700      $ 389,878
                           ==========      =========

     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner. The Partnership received, on behalf of ICON Income Fund Eight A L.P. and ICON Cash Flow Partners L.P. Seven, distribution amounts of $295,152 and $207,612, respectively, from joint venture ICON/AIC Trust.(See Note 4 for information relating to the current joint ventures).

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

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in consolidated joint venture on the Partnership's condensed consolidated balance sheets and as minority interest in consolidated joint venture on the condensed consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to Series E. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions. The outstanding non-recourse debt at September 30, 2003 was $9,331,944.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON Cash Flow LLC I for the nine months ended September 30, 2003 and 2002 is summarized below:

                                     Nine Months Ended       Nine Months Ended
                                    September 30, 2003      September 30, 2002
                                    ------------------      ------------------

Net loss                              $  (1,448,363)           $   (227,034)
                                      =============            ============

Partnership's share of net loss       $     (14,484)           $     (2,271)
                                      =============            ============

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2003, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2003 and 2002 is summarized below:

                                     Nine Months Ended      Nine Months Ended
                                    September 30, 2003     September 30, 2002
                                    ------------------     ------------------

Net loss                               $    (50,673)          $    (73,135)
                                       ============           ============

Partnership's share of net loss        $    (15,726)          $    (22,691)
                                       ============           ============

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

     Information as to the unaudited results of operations of 1997-B for the nine months ended September 30, 2003 and 2002 is summarized below:

                                     Nine Months Ended      Nine Months Ended
                                    September 30, 2003     September 30, 2002
                                    ------------------     ------------------

Net loss                              $   (199,459)           $  (388,997)
                                      ============            ===========

Partnership's share of net loss       $    (16,615)           $   (32,403)
                                      ============            ===========

                      ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at September 30, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively. The outstanding debt at September 30, 2003 was $7,160,203.

     Information as to the unaudited results of operations of ICON BF for the nine months ended September 30, 2003 and 2002 is summarized below:

                                    Nine Months Ended       Nine Months Ended
                                   September 30, 2003      September 30, 2002
                                   ------------------      ------------------

Net income                            $   1,074,363           $  1,003,012
                                      =============           ============

Partnership's share of net income     $       5,399           $      5,040
                                      =============           ============

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002 and the third and fourth installment of (pound)450,000 each was collected through the first three quarters of 2003. As of September 30, 2003, the gross amount due is (pound)725,000 ($1,231,815 based upon the exchange rate at September 30, 2003).

     Information as to the unaudited results of operations of AIC Trust for the nine months ended September 30, 2003 and 2002 is summarized below:

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2003     September 30, 2002
                                   ------------------     ------------------

Net income                            $     32,151            $    340,534
                                      ============            ============

Partnership's share of net income     $      8,201            $     86,870
                                      ============            ============

Distributions                         $  1,396,948            $  1,752,886
                                      ============            ============

Partnership's share of distributions  $    356,361            $    447,161
                                      ============            ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69% respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting. The outstanding debt at September 30, 2003 was $2,007,229.

     Information as to the unaudited results of operations of ICON Cheyenne for the nine months ended September 30, 2003 and 2002 is summarized below:

                                         Nine Months Ended   Nine Months Ended
                                        September 30, 2003   September 30, 2002
                                        ------------------   ------------------

Net (loss) income                           $   (12,994)      $  1,258,307
                                            ===========       ============

Partnership's share of net (loss) income    $      (130)      $     12,582
                                            ===========       ============

Distributions                               $   741,759       $  2,981,327
                                            ===========       ============

Partnership's share of distributions        $     7,418       $     29,813
                                            ===========       ============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 ("2003 Quarter") were $264,795, representing a decrease of $799,363 or 75.1% from the three months ended September 30, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $641,372. This was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the extension agreement for the Aerovias de Mexico, S.A. de C.V. ("Aeromexico") lease at reduced rentals. Finance lease income also decreased by $104,253 due to the reduction in the average size of the finance lease portfolio. In addition, losses on sales of equipment increased by $56,656 due to a greater amount of equipment being sold for less than the Partnership's carrying value of the equipment. These decreases were offset by an increase in interest income and other of $27,082, due partially to a loss recovery on a lease to Raymond Access Limited which was terminated in December 2002.

     Expenses for the 2003 Quarter were $506,661, representing a decrease of $773,849 or 60.4% from the 2002 Quarter. The decrease in expenses resulted partly from a reduction in the provision for bad debts of $200,000. As a result of an analysis of delinquencies, an assessment of overall risk and a review of historical loss experience, the allowance was adjusted downward. Depreciation expense decreased by $198,167 due to the expiration of operating leases and sale of underlying equipment. General and administrative expenses also decreased by $143,047 due mainly to a decrease in professional fees. In addition, interest expense decreased by $130,849, resulting from a reduction in the average debt outstanding from 2002 to 2003. Management fees - general partner decreased by $71,602 and administrative expense reimbursements - general partner decreased by $24,987, both as a result of the reduction in the average size of the Partnership's lease portfolio.

     Net loss for the 2003 Quarter and the 2002 Quarter was $241,866 and $216,352 respectively. The net loss per weighted average limited partnership unit outstanding was $.63 and $.57 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 ("2003 Period") were $892,585, representing a decrease of $2,379,923 or 72.7% from the nine months ended September 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from a decrease in rental income of $1,792,414. This was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the extension agreement for the Aeromexico lease. In addition, finance lease income decreased by $352,335 due to the reduction in the average size of the finance lease portfolio. Gain on sales of equipment also decreased by $246,487 to a loss of $210,706 and income from investments in unconsolidated joint ventures decreased by $80,482 to a loss of $33,355. These decreases were partially offset by an increase in interest income and other of $91,795. This increase was due both to a one-time adjustment based on a revised estimate of residual notes outstanding and a loss recovery on a lease to Raymond Access Limited which was terminated in December 2002.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2003

     Expenses for the 2003 Period were $2,084,375, representing a decrease of $1,694,911 or 44.8% from the 2002 Period. The decrease in expenses was partially the result of a reduction in depreciation expense of $597,729. Depreciation expense decreased due to the expiration of operating leases and sale of underlying equipment. In addition, interest expense decreased by $418,520, resulting from a reduction in the average debt outstanding from 2002 to 2003. The provision for bad debts was reduced by $200,000. As a result of an analysis of delinquencies, an assessment of overall risk and review of historical loss experience, the allowance was adjusted downward. General and administrative expenses also decreased by $199,917 due mainly to a decrease in professional fees. Management fees - general partner decreased by $179,502 and administrative expense reimbursements - general partner decreased by $83,676, both as a result of the reduction in the average size of the Partnership's lease portfolio.

     Net loss for the 2003 Period and the 2002 Period was $1,191,790 and $506,778 respectively. The net loss per weighted average limited partnership unit outstanding was $3.12 and $1.33 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2003 Period were net cash provided by operating activities of $1,569,932, distributions received from unconsolidated joint ventures of $363,779 and proceeds from sales of equipment of $303,841. These funds were used to pay operating expenses and cash distributions to partners.

     Cash distributions to limited partners for the 2003 Period and 2002 Period totaled $2,245,776 and $1,966,158, respectively. It is anticipated that the Partnership will continue to generate sufficient cash from operations in order to meet its current obligations.

     The Partnership's reinvestment period ended on November 11, 2000. The disposition period commenced on November 12, 2000. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     As of September 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

32.1 Certification of Chairman and Chief Executive Officer.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                ICON Cash Flow Partners L.P. Six
                                File No. 33-36376 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.



        November 13, 2003       /s/ Thomas W. Martin
        -----------------       ------------------------------------
              Date              Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer of
                                the General Partner of the Partnership)

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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

Dated:  November 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.2

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

Dated:  November 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated: November 13, 2003



/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 13, 2003



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six