Form 10-K
period 2003-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2004-03-30
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended             December 31, 2003
                         -------------------------------------------------------

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                                        0-28136
                      ----------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3723089
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           (Identification Number)

                  100 Fifth Avenue, 10th Floor  New York, New York       10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (212) 418-4700

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I

1.   Business                                                                3-4

2.   Properties                                                                4

3.   Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                       4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                   4

6.   Selected Consolidated Financial Data                                      5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    6-10

7A.  Qualitative and Quantitative Disclosures About Market Risk               10

8.   Consolidated Financial Statements                                     11-35

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      36

9A.  Controls and Procedures                                                  36

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                       36-37

11.  Executive Compensation                                                   37

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                           37

13.  Certain Relationships and Related Transactions                           37


14.  Principal Accounting Fees and Services                                   37

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       38-39

SIGNATURES                                                                    40

Certifications                                                             41-44

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2003 the Partnership redeemed 6,098.65 limited partnership units leaving 377,758.47 limited partnership units outstanding at December 31, 2003.

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

                                December 31, 2003

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2003 and 2002, the Partnership did not finance or purchase any new equipment.

     The lease of an aircraft to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") represents more than 10% of the Partnership's revenue for the year ended December 31, 2003. The carrying value of the Aeromexico aircraft represented approximately 84% of the Partnership's assets at December 31, 2003.

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

     No matters were submitted to a vote of security holders during the fourth quarter 2003.

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
         Title of Class                          as of February 29, 2004
         --------------                          -----------------------

         Limited Partners                                2,279
         General Partner                                     1

     The Partnership made distributions on a monthly basis totaling $2,417,343 and $2,462,627 for the years 2003 and 2002, respectively. For the three months ended March 30, 2004, the Partnership has made distributions of $361,395 to the limited partners.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 6.  Selected Consolidated Financial Data
         ------------------------------------






                                                                  Year Ended December 31,
                                                                  -----------------------

                                             2003           2002           2001            2000           1999
                                             ----           ----           ----            ----           ----

Total revenues                          $   1,135,294  $    4,835,007  $   4,724,024  $   5,893,091  $   5,036,158
                                        =============  ==============  =============  =============  =============

Net (loss) income                       $  (3,109,672) $      114,894  $    (348,138) $   2,289,451  $   1,221,020
                                        =============  ==============  =============  =============  =============

Net (loss) income allocable to
   limited partners                     $  (3,078,575) $      113,745  $    (344,657) $   2,266,556  $   1,208,810
                                        =============  ==============  =============  =============  =============

Net (loss) income allocable
   to General Partner                   $     (31,097) $        1,149  $      (3,481) $      22,895  $      12,210
                                        =============  ==============  =============  =============  =============

Weighted average number of limited
   partnership units outstanding              377,790         378,278        378,288  $     378,383        379,187
                                         =============  ==============  =============  =============  =============


Net (loss) income per weighted
   average limited partnership unit     $      (8.15)  $         .30   $        (.91) $        5.99  $       3.19
                                        =============  ==============  =============  =============  =============


Distributions to limited partners       $   2,417,343  $    2,462,627  $   3,488,143  $   3,858,906  $   4,075,766
                                        =============  ==============  =============  =============  =============


Distribution per weighted average
   limited partnership unit             $       6.40   $        6.51   $        9.22  $       10.20  $      10.75
                                        =============  ==============  =============  =============  =============


Distributions to General Partner        $      24,418  $       24,875  $      35,204  $      38,995  $      41,178
                                        =============  ==============  =============  =============  =============




                                                                      December 31,
                                                                      ------------
                                      2003              2002             2001           2000             1999
                                      ----              ----             ----           ----             ----

Total assets                   $     11,534,680  $    17,096,062  $     26,589,619  $  36,337,813  $  38,616,693
                               ================  ===============  ================  =============  =============

Notes Payable                  $      9,043,249  $     9,190,418  $     15,596,106  $  21,194,679  $   20,780,931
                               ================  ===============  ================  =============  =============

Partners' Equity               $      1,536,564  $     7,089,371  $      9,463,279  $  13,334,764  $  14,951,046
                               ================  ===============  ================  =============  =============



     For the year 2003, the Partnership disposed of most of its equipment that was subject to operating leases. This resulted in a decrease in rental income of approximately $2 million and a decrease in gain on sales of equipment of approximately $1.4 million.

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.



                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations for the year ended December 31, 2003 reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, as the Partnership liquidates its portfolio and leases expire, the cash flow will decrease.

     Under the Operating Agreement of the Partnership, the term of the Partnership is limited to the life-span of the leases remaining in the portfolio during the liquidation period. Therefore, as the leases mature, the expected revenue from the portfolio will decline. However, the Partnership's expenses, while declining during the liquidation period will increase as a percentage of lease revenue as certain expenses are fixed; thereby decreasing the partnership's cash flow.

     As the Partnership is currently operating in its liquidation period, the General Partner diligently monitors the portfolio for any trends that would affect equipment values.

     The Partnership - The Partnership's portfolio consisted of a net investment in finance leases, operating leases, and equity investments in unconsolidated joint ventures representing 8%, 87%, and 5% of total investments at December 31, 2003, respectively, and 9%, 85%, and 6% of total investments at December 31, 2002, respectively. The Partnership did not finance or purchase any new equipment in 2003, 2002 and 2001.

Results of Operations
---------------------

Years ended December 31, 2003 and 2002

     Revenues for the year ended December 31, 2003 were $1,135,294 representing a decrease of $3,699,713 or 76.5% from 2002. The decrease in revenues resulted primarily from a decrease in rental income of $2,016,859. This was due to the expiration of operating leases (and subsequent sale of underlying equipment) as well as the extension agreement for the Aeromexico lease. In addition, finance income decreased by $403,890 due to the reduction in the average size of the finance lease portfolio. Gains on sales of equipment also decreased by $1,416,923 to a net loss of $263,552 and income from

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 30, 2003

investments in unconsolidated joint ventures decreased by $213,355 to a loss of $74,009. These decreases were partially offset by other income of $353,019. Other income includes a one-time adjustment based on a revised estimate of residual notes outstanding and loss recoveries on a lease to Raymond Access Limited which was terminated in December 2002.

     Expenses for the year ended 2003 were $4,244,966, representing a decrease of $475,147 or 10.0% from 2002. The decrease in expenses was partially the result of a reduction in depreciation expense of $643,793. Depreciation expense decreased due to the expiration of operating leases and sale of underlying equipment. In addition, interest expense decreased by $499,666, resulting from a reduction in the average debt outstanding from 2002 to 2003. General and administrative expenses also decreased by $279,524 due mainly to a decrease in professional fees. Management fees - general partner decreased by $213,295 and administrative expense reimbursements - general partner decreased by $102,426, both as a result of the reduction in the average size of the Partnership's lease portfolio. In addition, the provision for bad debts was reduced by $204,018. As a result of an analysis of delinquencies, an assessment of overall risk and review of historical loss experience, the allowance was adjusted downward. Offsetting these decreases was a charge of $1,500,000 for an impairment loss on the Aeromexico aircraft.

     Net (loss) income for the years ended December 31, 2003 and 2002 was $(3,109,672) and $114,894, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(8.15) and $.30 for 2003 and 2002, respectively.

Years ended December 31, 2002 and 2001

     Revenues for the year ended December 31, 2002 were $4,835,007, representing an increase of $110,983 or 2.3% from 2001. The increase in revenues resulted primarily from an increase in income from equity investments in unconsolidated joint ventures of $1,617,848. This was the result of reversals of provisions for bad debts recorded by one of the underlying joint ventures, 1997-A, of $268,834 in 2002 versus a provision for bad debts for 1997-A and another underlying joint venture, 1997-B, of $1,825,000 and $2,162,304, respectively, in 2001. This increase to revenue was partially offset by a decrease in rental income of $992,897. The decrease was due to the expiration of operating leases (and subsequent sale of underlying equipment). Finance lease income also decreased by $381,546 due primarily to the continued collection of rentals reducing the investment in financing leases, on which finance lease income is based.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Net income (loss) for the years ended December 31, 2002 and 2001 was $114,894 and $(348,138), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.30 and $(.91) for 2002 and 2001, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2003 were net cash provided by operating activities of $950,115, proceeds from sales of equipment of $953,841 and distributions received from unconsolidated joint ventures of $379,779. These funds were used to pay operating expenses and cash distributions to partners. The Partnership made distributions to limited partners for the years ended December 31, 2003, 2002 and 2001 of $2,417,343, $2,462,627 and
$3,488,143, respectively.

     The Partnership's non-recourse debt balance of $9,043,249, which is secured by the aircraft on lease to Aeromexico, matured in January 2004. Although the maturity date has passed, the Partnership has been negotiating with the lender to extend the maturity date to that of the lease expiration date of January 2005.

     The Partnership has the following contractual obligation as of December 31, 2003. This obligation arises from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligation.




                                                Payments Due By Period
                                                       1-2 years
                                                       ---------

   Long-term obligation (notes payable)              $  9,043,249

     See Note 6 to the consolidated financial statements, as set forth in Part II, Item 8, for information regarding non-recourse debt.

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

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties apart from those mentioned above which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

Significant Accounting Policies

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's consolidated financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest or straight-line methods.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment review policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a partnership's consolidated financial statements. A partnership that holds variable interests in an entity is required to consolidate the entity if the

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

partnership's interest in the VIE is such that the partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Independent Auditors' Reports                                           13-14

Consolidated Balance Sheets as of December 31, 2003 and 2002               15

Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001                                         16

Consolidated Statement of Changes in Partners' Equity for the Years Ended
  December 31, 2001, 2002 and 2003                                         17

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                      18-20

Notes to Consolidated Financial Statements                              21-32

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

The Partners
ICON Cash Flow Partners L.P. Six

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) and subsidiaries as of
December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership's reinvestment period ended November 11, 2000 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.



/s/ Hays & Company LLP


March 19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Cash Flow Partners L.P. Six:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Cash Flow Partners L.P. Six for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

April 15, 2002

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002


                                                                   2003                2002




       Assets

Cash and cash equivalents                                     $        44,339     $      203,739
                                                              ---------------     --------------

Investment in finance leases
   Minimum rents receivable                                           383,486            755,103
   Estimated unguaranteed residual values                             649,909          1,105,178
   Initial direct costs, net                                           -                     706
   Unearned income                                                     (9,700)           (26,665)
   Allowance for doubtful accounts                                    (93,679)          (293,679)
                                                              ---------------     --------------
                                                                      930,016          1,540,643
                                                              ---------------     --------------

Investment in operating leases
   Equipment at cost                                               17,886,854         21,965,262
   Accumulated depreciation                                        (8,049,110)        (7,876,081)
                                                              ---------------     --------------
                                                                    9,837,744         14,089,181
                                                              ---------------     --------------

Investments in unconsolidated joint ventures                          595,464          1,019,138
                                                              ---------------     --------------

Other assets, net                                                     127,117            243,361
                                                              ---------------     --------------

Total assets                                                  $    11,534,680     $   17,096,062
                                                              ===============     ==============

       Liabilities and Partners' Equity

Note payable - non-recourse                                   $     9,043,249     $    9,190,418
Security deposits and deferred credits                                161,243            440,818
Accounts payable and accrued expenses                                 242,988            299,706
Due to affiliates                                                     513,757              7,138
Minority interest in consolidated joint venture                        36,879             68,611
                                                             ----------------     --------------

Total liabilities                                                   9,998,116         10,006,691
                                                             ----------------     --------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                   (312,319)          (256,804)
   Limited partners (377,758 and 378,258 units outstanding,
     $100 per unit original issue price)                            1,848,883          7,346,175
                                                              ---------------     --------------

Total partners' equity                                              1,536,564          7,089,371
                                                              ---------------     --------------

Total liabilities and partners' equity                        $    11,534,680     $   17,096,062
                                                              ===============     ==============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001




                                                      2003            2002             2001
                                                      ----            ----             ----

Revenues

   Rental income                                  $    1,076,686   $   3,093,545   $   4,086,442
   Finance income                                         43,095         446,985         828,531
   Net (loss)  gains on sales of equipment              (263,552)      1,153,371       1,269,006
  (Loss)  income  from investments
     in unconsolidated joint ventures                    (74,009)        139,346      (1,478,502)
   Interest income                                            55           1,760          18,547
   Other income                                          353,019             -               -
                                                  --------------   -------------   -------------

   Total revenues                                      1,135,294       4,835,007       4,724,024
                                                  --------------   -------------   -------------

Expenses
   Depreciation                                        1,430,010       2,073,803       1,957,210
   Impairment loss                                     1,500,000             -              -
   Interest                                            1,105,218       1,604,884       2,031,014
   General and administrative                            298,305         577,829         339,916
   Management fees - General Partner                     106,843         320,138         481,734
   Administrative expense reimbursements
     - General Partner                                    39,635         142,061         239,947
   Amortization of initial direct costs                      706           4,857          16,669
   Reversal of provision for bad debts                  (204,018)            -              -
   Minority interest (income) expense in
     consolidated joint venture                          (31,733)         (3,459)          5,672
                                                  --------------   -------------   -------------

   Total expenses                                      4,244,966       4,720,113       5,072,162
                                                  --------------   -------------   -------------

Net (loss) income                                 $   (3,109,672)  $     114,894   $    (348,138)
                                                  ==============   =============   =============

Net (loss) income allocable to:
   Limited partners                               $   (3,078,575)  $     113,745   $    (344,657)
   General Partner                                       (31,097)          1,149          (3,481)
                                                  --------------   -------------   -------------

                                                  $   (3,109,672)  $     114,894   $    (348,138)
                                                  ==============   =============   =============

Weighted average number of limited
   partnership units outstanding                         377,790         378,278         378,288
                                                  ==============   =============   =============

Net (loss) income per weighted average
   limited partnership unit                       $       (8.15)   $         .30   $        (.91)
                                                  =============    =============   =============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2003




                            Limited Partner Distributions
                            -----------------------------

                                       Return of   Investment         Limited         General
                                        Capital      Income          Partners         Partner            Total
                                        -------      ------          --------         -------            -----
                                    (Per weighted average unit)



Balance at
   January 1, 2001                                               $    13,529,157   $    (194,393)  $    13,334,764

Cash distributions
   to partners                          $  9.22      $  -             (3,488,143)        (35,204)       (3,523,347)

Net loss                                                                (344,657)         (3,481)         (348,138)
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2001                                                   9,696,357        (233,078)        9,463,279

Cash distributions
   to partners                          $  6.21      $    .30         (2,462,627)        (24,875)       (2,487,502)

Limited partnership units
   redeemed (30 units)                                                    (1,300)            -              (1,300)

Net income                                                               113,745           1,149           114,894
                                                                 ---------------   -------------    --------------

Balance at
   December 31, 2002                                                   7,346,175        (256,804)        7,089,371

Cash distributions
   to partners                          $  6.40      $   -            (2,417,343)        (24,418)       (2,441,761)

Limited partnership units
   redeemed (500 units)                                                   (1,374)             -             (1,374)

Net loss                                                              (3,078,575)        (31,097)       (3,109,672)
                                                                 ---------------   -------------   ---------------

Balance at
   December 31, 2003                                             $     1,848,883   $    (312,319)  $     1,536,564
                                                                 ===============   =============   ===============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001




                                                                      2003             2002             2001
                                                                      ----             ----             ----

Cash flows from operating activities:
   Net (loss) income                                            $  (3,109,672)    $      114,894   $    (348,138)
                                                                -------------     --------------   -------------
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
     Depreciation                                                   1,430,010          2,073,803       1,957,210
     Impairment loss                                                1,500,000               -             -
     Reversal of provision for bad debts                             (204,018)              -             -
     Rental income - paid directly to lenders by lessees             (900,000)        (2,914,890)     (3,993,234)
     Finance income portion of receivables paid directly
       to lenders by lessees                                                 -           (402,157)       (599,313)
     Amortization of initial direct costs and loan fees                 46,507            134,001         145,813
     Net loss (gains) on sales of equipment                            263,552         (1,153,371)     (1,269,006)
     Loss (income) from investments in unconsolidated
       joint ventures                                                  74,009           (139,346)      1,478,502
     Interest expense on non-recourse financing
       paid directly to lenders by lessees                          1,059,417          1,475,740       1,901,870
     Minority interest (income) expense in consolidated
       joint venture                                                  (31,733)            (3,459)          5,672
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables             360,299            258,437       1,448,705
       Other assets                                                   123,332            126,476         304,498
       Security deposits and deferred credits                        (193,016)            47,265        (441,195)
       Accounts payable and accrued expenses                           (3,211)           (41,122)         62,575
       Due to affiliates                                              506,619            (87,674)         94,812
       Other                                                           28,020                489            -
                                                                -------------     --------------   -------------

         Total adjustments                                          4,059,787           (625,808)      1,096,909
                                                                -------------     --------------   -------------

Net cash provided by (used in) operating activities                   950,115           (510,914)        748,771
                                                                -------------     --------------   -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                   953,841          2,309,673       3,121,860
   Distributions received from
     unconsolidated joint ventures                                    379,779            508,966         211,516
   Investments in unconsolidated joint ventures                        -                     -              (283)
                                                                -------------     --------------   -------------

Net cash provided by investing activities                           1,333,620          2,818,639       3,333,093
                                                                -------------     --------------   -------------




                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows - (continued)

              For the Years Ended December 31, 2003, 2002 and 2001



                                                        2003             2002             2001
                                                        ----             ----             ----

Cash flows from financing activities:
   Cash distributions to partners                    (2,441,761)        (2,487,502)     (3,523,347)
   Principal payment on notes payable - non-recourse       -              -             (1,012,598)
   Redemption of limited partnership units               (1,374)            (1,300)            -
                                                  -------------     --------------   -------------

Net cash used in financing activities                (2,443,135)        (2,488,802)     (4,535,945)
                                                  -------------     --------------   -------------

Net decrease in cash and cash equivalents              (159,400)          (181,077)       (454,081)

Cash and cash equivalents at beginning of year          203,739            384,816         838,897
                                                  -------------     --------------   -------------

Cash and cash equivalents at end of year          $      44,339     $      203,739   $     384,816
                                                  =============     ==============   =============




Supplemental Disclosures of Cash Flow Information

     For the years ended December 31, 2003, 2002 and 2001, non-cash activities included the following:



                                                                2003                 2002               2001
                                                                ----                 ----               ----


Principal and interest on direct finance receivables
  paid directly to lenders by lessees                      $       306,586    $      4,966,538    $      2,494,611
Rental income paid directly to lenders by lessees                  900,000           2,914,890           3,993,234
Principal and interest on non-recourse financing
  paid directly to lenders by lessees                           (1,206,586)         (7,881,428)         (6,487,845)
                                                           ---------------    ----------------    ----------------

                                                           $         -        $         -         $         -
                                                           ===============    =================   =================


Interest expense:
   Interest paid directly to lenders
    by lessees                                             $     1,059,417    $      1,475,740    $      1,901,870
   Other interest paid                                              45,801             129,144             129,144
                                                           ---------------    ----------------    ----------------

Total interest expense                                     $     1,105,218    $      1,604,884    $      2,031,014
                                                           ===============    ================    ================






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002 and 2001

1.   Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership with an initial capitalization of $2,000 by the General Partner. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating $38,385,712 in capital contributions. Between 1995 and 2003 the Partnership redeemed 6,098.65 limited partnership units resulting in 377,758.47 limited partnership units outstanding at December 31, 2003.

     The Partnership's reinvestment period ended November 11, 2000 and the Partnership commenced its disposition period. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

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

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

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

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest or straight-line methods.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment review policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 500 units in 2003 and 30 units in 2002. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity. No units were redeemed in 2001.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation used in 2003.

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a partnership's consolidated financial statements. A partnership that holds variable interests in an entity is required to consolidate the entity if the partnership's interest in the VIE is such that the partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

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

Consolidated Joint Venture

     The joint venture described below is majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a lease that originally expired in November 2002. At that time, an extension agreement was entered into with Aeromexico which provided for an initial 15 month rental at $75,000 per month. At the end of the 15 month renewal period, Aeromexico had the option to renew for two additional twelve-month periods at similar monthly rental rates. Aeromexico has exercised its first right to renew and the lease expiration was

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

extended until January 2005. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in consolidated joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense in consolidated joint venture on its consolidated statements of operations.

Unconsolidated Joint Ventures

The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC "), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that originally expired in October 2002. At that time, an extension agreement was entered into with Aeromexico which provided for an initial 15 month rental at $75,000 per month. At the end of the 15 month renewal period, Aeromexico had the option to renew for two additional twelve-month periods at similar monthly rental rates. Aeromexico has exercised its first right to renew and the lease expiration was extended until January 2005. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 1% to the Partnership and 99% to Series E. The outstanding non-recourse debt at December 31, 2003 was $9,383,441.

     Information as to the financial position and results of operations of ICON Cash Flow LLC as of and for the years ended December 31, 2003 and 2002 is summarized below:


                                      December 31, 2003        December 31, 2002
                                      -----------------        -----------------

 Assets                               $     13,422,558          $    16,653,215
                                      ================          ===============

 Liabilities                          $      9,433,146          $     9,235,949
                                      ================          ===============

 Equity                               $      3,989,412          $     7,417,266
                                      ================          ===============

 Partnership's share of equity        $         39,894          $        74,173
                                      ================          ===============


                                     For the Year Ended       For the Year Ended
                                      December 31, 2003        December 31, 2002
                                      -----------------        -----------------

 Net loss                             $     (3,427,854)         $      (280,759)
                                      ================          ===============

 Partnership's share of net loss      $        (34,279)         $        (2,808)
                                      ================          ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E, and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of December 31, 2003, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                   December 31, 2003         December 31, 2002
                                   -----------------         -----------------

 Assets                            $        810,802          $       694,761
                                   ================          ===============

 Liabilities                       $        595,106          $       390,389
                                   ================          ===============

 Equity                            $        215,696          $       304,372
                                   ================          ===============

 Partnership's share of equity     $         66,930          $        94,446
                                   ================          ===============

                                  For the Year Ended        For the Year Ended
                                   December 31, 2003         December 31, 2002
                                   -----------------         -----------------

 Net (loss) income                 $        (88,676)         $       155,235
                                   ================          ===============

 Partnership's share of net
   (loss) income                   $        (27,516)         $        48,169
                                   ================          ===============

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and affiliates, Series E and L.P. Seven, formed ICON Receivables 1997-B LLC ("1997-B") and contributed cash, equipment leases and residuals for the purpose of securitizing the cash flow collections from a portfolio of leases. The Partnership, Series E and L.P. Seven each received an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B.

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                      December 31, 2003        December 31, 2002
                                      -----------------        -----------------

 Assets                               $      1,756,597          $     3,241,761
                                      ================          ===============

 Liabilities                          $      1,681,931          $     2,825,588
                                      ================          ===============

 Equity                               $         74,666          $       416,173
                                      ================          ===============

 Partnership's share of equity        $          6,219          $        34,666
                                      ================          ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


                                         For the Year Ended   For the Year Ended
                                          December 31, 2003    December 31, 2002
                                          -----------------    -----------------

 Net (loss) income                          $     (341,507)     $       223,402
                                            ==============      ===============

 Partnership's share of net (loss) income   $      (28,447)     $        18,609
                                            ==============      ===============

 Distributions                              $        -          $       196,226
                                            ==============      ===============

 Partnership's share of distributions       $        -          $        16,346
                                            ==============      ===============


     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a coal handling facility on lease with Portland General Electric, a utility Partnership. The purchase price totaled $27,421,810 and was funded with cash and the assumption of non-recourse debt. The Partnership, Series C, L.P. Seven, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF.

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF were increased to .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively.

     Information as to the financial position and results of operations of ICON BF as of and for the years ended December 31, 2003 and 2002 is summarized below:




                                 December 31, 2003         December 31, 2002
                                 -----------------         ----------------

Assets                           $     21,366,282          $    23,193,438
                                 ================          ===============

Liabilities                      $      7,314,376          $    10,583,632
                                 ================          ===============

Equity                           $     14,051,906          $    12,609,806
                                 ================          ===============

Partnership's share of equity    $         70,611          $        63,364
                                 ================          ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



                                    For the Year Ended        For the Year Ended
                                     December 31, 2003         December 31, 2002
                                     -----------------         -----------------

Net income                           $      1,442,100          $     1,343,365
                                     ================          ===============

Partnership's share of net income    $          7,247          $         6,750
                                     ================          ===============

     ICON/AIC Trust
     -------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases for equipment located in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 28, 2001) which is payable in six installments through June 2004. At December 31, 2003, the remaining amount receivable is (Pound)750,000 ($1,330,632 converted at the exchange rate at December 31, 2003).

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2003 and 2002 is summarized below:


                                      December 31, 2003        December 31, 2002
                                      -----------------        -----------------

Assets                                $      1,330,632          $     2,572,522
                                      ================          ===============

Liabilities                           $         -               $          -
                                      ================          ===============

Equity                                $      1,330,632          $     2,572,522
                                      ================          ===============

Partnership's share of equity         $        339,444          $       656,250
                                      ================          ===============


                                     For the Year Ended       For the Year Ended
                                      December 31, 2003        December 31, 2002
                                      -----------------        -----------------

Net income                            $         37,009          $       212,349
                                      ================          ===============

Partnership's share of net income     $          9,441          $        54,170
                                      ================          ===============

Distributions                         $      1,396,948          $     1,752,885
                                      ================          ===============

Partnership's share of distributions  $        356,361          $       447,161
                                      ================          ===============

     AIC Trust remitted distributions to the Partnership that were meant for the other affiliates and remain unpaid at year end. Approximately $208,000 is due to L.P. Seven and approximately $295,000 is due to Fund Eight A and included in the caption "Due to affiliates" on the accompanying consolidated balance sheets.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69%, respectively, in ICON Cheyenne.

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the years ended December 31, 2003 and 2002 is summarized below:



                                          December 31,2003   December 31, 2002
                                          ----------------   -----------------

Assets                                    $     10,440,643     $    14,765,333
                                          ================     ===============

Liabilities                               $      3,204,090     $     5,141,481
                                          ================     ===============

Equity                                    $      7,236,553     $     9,623,852
                                          ================     ===============

Partnership's share of equity             $         72,366     $        96,239
                                          ================     ===============

                                        For the Year Ended   For the Year Ended
                                         December 31, 2003    December 31, 2002
                                         -----------------    -----------------

Net (loss) income                         $        (45,540)    $     1,445,607
                                          ================     ===============

Partnership's share of net (loss) income  $           (455)    $        14,456
                                          ================     ===============

Distributions                             $      2,341,759     $     4,545,920
                                          ================     ===============

Partnership's share of distributions      $         23,418     $        45,459
                                          ================     ===============

4.   Receivables Due in Installments

     Non-cancelable minimum rental amounts due on finance leases are all due during the year ending December 31, 2004 or are currently past due.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2003, 2002 and 2001 consisted of the following:



                                                  2003             2002              2001
                                                  ----             ----              ----

Equipment at cost, beginning of year           $   21,965,262    $   22,051,594   $    26,416,885

Impairment loss                                    (1,500,000)             -               -

Dispositions                                       (2,578,408)       (86,332)          (4,365,291)
                                               --------------    --------------   ---------------

Equipment at cost, end of year                     17,886,854        21,965,262        22,051,594
                                               --------------    --------------   ---------------

Accumulated depreciation, beginning of year        (7,876,081)       (5,831,958)       (4,217,602)

Depreciation expense                               (1,430,010)       (2,073,803)       (1,957,210)

Accumulated depreciation, dispositions              1,256,981            29,680           342,854
                                               --------------    --------------   ---------------

Accumulated depreciation, end of year              (8,049,110)       (7,876,081)       (5,831,958)
                                               --------------    --------------   ---------------

Investment in operating leases, end of year    $    9,837,744    $   14,089,181   $    16,219,636
                                               ==============    ==============   ===============



     During 2003 the Partnership reduced the salvage value on the Aeromexico aircraft. An impairment loss of $1,500,000 was recorded as a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

     The  lease  with   Aeromexico  (as  discussed  in  Note  3)  accounted  for
approximately 84% of the Partnership's rental income during the year ended December 31, 2003.

     Non-cancelable minimum rental amounts due on the Partnership's operating leases are as follows:

       Year ending December 31,                    Amount
       ------------------------                    ------

                 2004                        $        923,260
                 2005                                  75,000
                                             ----------------
                                             $        998,260
                                             ================
6.   Note Payable

     At December 31, 2003 and 2002, notes payable consisted of $9,043,249 and $9,190,418, respectively, of non-recourse notes bearing interest at 11.83% and secured by the aircraft on lease with Aeromexico. The note matured in January 2004 and the Partnership is currently negotiating an extension of the maturity date through the extended lease term of January 2005.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2002 and 2003 are as follows:

                                                     Charged to
                                                     Operations
                                                     ----------

     Management fees                              $      481,734
     Administrative expense reimbursements               239,947
                                                  --------------

     Year ended December 31, 2001                 $      721,681
                                                  ==============

     Management fees                              $      320,138
     Administrative expense reimbursements               142,061
                                                  --------------

     Year ended December 31, 2002                 $      462,199
                                                  ==============

     Management fees                              $      106,843
     Administrative expense reimbursements                39,635
                                                  --------------

     Year ended December 31, 2003                 $      146,478
                                                  ==============

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%). In addition, the General Partner is reimbursed for administrative expenses incurred by it in connection with the Partnership's operations.

     At December 31, 2003 amounts due to affiliates of $513,757 consisted of approximately $10,000 due to the General Partner for distributions and approximately $512,000 due to affiliates that relates to distributions received from AIC Trust on behalf of affiliates. At December 31, 2002 amounts due to affiliates of $7,138 consisted of approximately $341 due to the General Partner for distributions and the remainder was due to affiliates.

     The Partnership has investments in seven joint ventures with other partnerships sponsored by the General Partner.

8.   Other income

     Other income of $353,019 for the year ended December 31, 2003 represents, in part, a $160,883 revised estimate of residual notes outstanding as well as loss recoveries of $136,283 on a lease which was terminated in December 2002. The remaining other income includes revised estimates of other liabilities.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Tax Information (Unaudited)

     The following table reconciles net (loss) income for financial statement reporting purposes to (loss) income for federal income tax reporting purposes for the years ended December 31:



                                                 2003                   2002               2001
                                                 ----                   ----               ----

Net (loss) income for financial statement
 reporting purposes                         $ (3,109,672)         $    114,894      $     (348,138)

Differences due to:
  Direct finance leases                             -                  (432,017)          2,198,744
  Depreciation and amortization                 2,644,958             1,311,741          (1,698,494)
  Recovery for losses                          (2,581,637)                   -               -
  Gain on sales of equipment                      711,185                50,505           1,727,630
  Other                                        (1,886,080)              438,863          (1,092,430)
                                             ------------         -------------     ---------------

Partnership (loss) income for
 federal income tax reporting purposes      $ (4,221,246)         $  1,483,986      $       787,312
                                            ============          ============      ===============



     As of December 31, 2003, the partners' capital accounts included in the financial statements totaled $1,536,564 compared to the partners' capital accounts for federal income tax reporting purposes of $(2,787,845) (unaudited). The difference arises primarily from sales expenses and commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes, offset by temporary differences related to depreciation and amortization, recovery for losses and gain on sales of equipment.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:



                                                                      For the Quarter Ended
                                                                      ---------------------


                                              March 31,        June 30,         September 30,      December 31,
                                              --------         -------          ------------       -----------

2003
     Revenues                             $     287,352      $     340,438      $     264,795     $     242,709
                                          =============      =============      =============     =============

     Net loss allocable to
       limited partners                   $    (559,688)     $    (380,737)     $    (239,447)    $  (1,898,703)(1)
                                          =============      =============      =============     =============

     Net loss per weighted
       average limited partnership unit   $       (1.48)     $       (1.01)     $       (.63)     $      (5.03)
                                          =============      =============      =============     =============




                                              March 31,        June 30,         September 30,      December 31,
                                              ---------        --------         -------------      ------------

2002
     Revenues                             $   1,094,522      $   1,113,828      $   1,064,158     $   1,562,499
                                          =============      =============      =============     =============

     Net (loss) income allocable to
       limited partners                   $    (200,488)     $     (87,034)     $    (214,188)    $     615,455(2)
                                          =============      =============      =============     =============

     Net (loss) income per weighted
       average limited partnership unit   $        (.53)     $        (.23)     $       (.57)     $        1.63
                                          =============      =============      =============     =============



     (1) In the fourth quarter of 2003 the Partnership recorded an impairment of $1,500,000 based upon a recent appraisal of the Aeromexico aircraft.

     (2) In the fourth quarter of 2002 net gains on sales of equipment were $1,117,589.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the Partnership's Form 8-K filed on February 5, 2003.

Item 9A.  Controls and Procedures
          -----------------------

          The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive
     Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

          Beaufort J.B. Clarke    Chairman, Chief Executive Officer and Director

          Paul B. Weiss           President and Director

          Thomas W. Martin        Executive Vice President and Director

     Beaufort J.B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 19 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2003, 2002 and 2001.




                                                  Type of
       Entity                  Capacity        Compensation              2003            2002           2001
       ------                  --------        ------------              ----            ----           ----
ICON Capital Corp.         General Partner     Management fees        $     106,843  $     320,138  $      481,734
ICON Capital Corp.         General Partner     Admin. expense
                                                 reimbursements              39,635        142,061         239,947
                                                                      -------------  -------------  --------------

                                                                      $     146,478  $     462,199  $      721,681
                                                                      =============  =============  ==============


     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. The General Partner also owns a 1% interest in the profits and distributions of the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

     (b) As of March 30, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.


     (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

      Title                          Amount Beneficially                 Percent
    of Class                                Owned                       of Class
    --------                                -----                       --------

General Partner       Represents initially a 1% and potentially a         100%
  Interest            10% interest in the Partnership's income, gain
                      and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions.

     See Notes 3 and 7 to the consolidated financial statements for a discussion of the Partnership's related party transactions.

Item 14.  Principal Accounting Fees and Services
          --------------------------------------

                             2003             2002      Description
                             ----             ----      -----------

Audit fees              $       24,000     $     -      Audit and reviews
Audit related fees               -               -
Tax fees                           638           -      Tax compliance
All other fees                   -               -
                        --------------    ------------
Total                   $       24,638    $      -
                        ==============    ============

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003

         (iii) Amended   and   Restated   Agreement   of   Limited   Partnership
              (Incorporated herein by reference to Exhibit A to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

         (iv)  Unconsolidated Joint Venture Financial Statements

               ICON Receivables 97-A LLC - as of and for the years ended December 31, 2002 and 2001

               ICON Receivables 97-B LLC - as of and for the year ended December 31, 2001

               ICON/AIC Trust - as of and for the years ended December 31, 2002 and 2001

               ICON Cheyenne LLC - as of and for the years ended December 31, 2002 and 2001

(b)      Reports on Form 8-K

         None

(c)      Exhibits

               31.1 Rule 13a-14(a)/15d-14(a) certifications

               31.2 Rule 13a-14(a)/15d-14(a) certifications

               32.1 Certification  of  Chairman  and  Chief  Executive   Officer
                    pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Executive  Vice  President  and  Principal
                    Financial  and  Accounting  Officer  pursuant  to 18  U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                December 31, 2003


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

                               ICON CASH FLOW PARTNERS L.P. Six
                               File No. 33-36376 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date: March 30, 2004           /s/ Beaufort J.B. Clarke
                               ----------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 30, 2004           /s/ Beaufort J.B. Clarke
                               ---------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date: March 30, 2004           /s/ Paul B. Weiss
                               ---------------------------------------
                               Paul B. Weiss
                               President and Director


Date: March 30, 2004           /s/ Thomas W. Martin
                               ---------------------------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

EXHIBIT 32.1

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)



     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, in connection with the Annual Report of ICON Cash Flow Partners L.P. Six. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



 /s/ Beaufort J.B. Clarke
 -------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners L.P. Six

EXHIBIT 32.2

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)



     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, in connection with the Annual Report of ICON Cash Flow Partners L.P. Six. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners L.P. Six