Form 10-Q
period 2004-03-31
ICON CASH FLOW PARTNERS L P SIX
filed 2004-05-17
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________ to _____________________

Commission File Number                  0-28136
                      ----------------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

PART I  - FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets



                                                               (unaudited)
                                                                 March 31,         December 31,
                                                                   2004                2003
                                                                   ----                ----
    Assets
    ------

Cash and cash equivalents                                    $        32,553     $       44,339
                                                             ---------------     --------------

Investment in finance leases
   Minimum rents receivable                                          193,615            383,486
   Estimated unguaranteed residual values                            649,909            649,909
   Unearned income                                                    (7,777)            (9,700)
   Allowance for doubtful accounts                                   (90,194)           (93,679)
                                                             ---------------     --------------

                                                                     745,553            930,016
                                                             ---------------     --------------
Investment in operating leases
   Equipment at cost                                              17,886,854         17,886,854
   Accumulated depreciation                                       (8,406,613)        (8,049,110)
                                                             ---------------     --------------

                                                                   9,480,241          9,837,744
                                                             ---------------     --------------

Investments in unconsolidated joint ventures                         381,977            595,464
                                                             ---------------     --------------


Other assets, net                                                    119,164            127,117
                                                             ---------------     ---------------

Total assets                                                 $    10,759,488     $   11,534,680
                                                             ===============     ==============

   Liabilities and Partners' Equity
   --------------------------------

Notes payable - non-recourse                                 $     9,183,162     $    9,043,249
Security deposits and deferred credits                               160,262            161,243
Accounts payable and accrued expenses                                190,141            242,988
Due to affiliates                                                    513,283            513,757
Minority interest in consolidated joint venture                       31,845             36,879
                                                             ---------------     --------------

Total liabilities                                                 10,078,693          9,998,116
                                                             ---------------     --------------

Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (320,877)          (312,319)
   Limited partners (377,758  units outstanding,
     $100 per unit original issue price)                           1,001,672          1,848,883
                                                             ---------------     --------------

Total partners' equity                                               680,795          1,536,564
                                                             ---------------     --------------


Total liabilities and partners' equity                       $    10,759,488     $   11,534,680
                                                             ===============     ==============




See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                          2004                2003
                                                          ----                ----

Revenues
   Rental income                                   $        231,987    $       288,693
   Finance income                                            10,067             10,995
   Net loss on sales of equipment                               -             (150,752)
   Income(loss) from investments
    in unconsolidated joint ventures                          3,364            (22,492)
   Other income                                               6,190            160,908
                                                   ----------------    ---------------

   Total revenues                                           251,608            287,352
                                                   ----------------    ---------------

Expenses
   Depreciation                                             357,503            357,502
   Interest                                                 364,913            295,398
   General and administrative                                41,133            140,941
   Management fees - General Partner                         22,260             47,644
   Administrative expense reimbursements
     - General Partner                                        8,938             14,757
   Amortization of initial direct costs                          -                 706
   Minority interest in consolidated joint venture           (5,034)            (4,255)
                                                   ----------------    ----------------

   Total expenses                                           789,713            852,693
                                                   ----------------    ---------------

Net loss                                           $       (538,105)   $      (565,341)
                                                   ================    ===============

Net loss allocable to:
   Limited partners                                        (532,724)          (559,688)
   General Partner                                           (5,381)            (5,653)
                                                   ----------------    ---------------

                                                   $       (538,105)   $      (565,341)
                                                   ================    ===============

Weighted average number of limited
   partnership units outstanding                            377,758            377,886
                                                   ================    ===============

Net loss per weighted average
   limited partnership unit                        $         (1.41)    $         (1.48)
                                                   ===============     ===============





See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                   (unaudited)




                        Limited Partner Distributions
                        -----------------------------

                       Return of     Investment      Limited        General
                        Capital        Income        Partners       Partner        Total
                        -------        ------        --------       -------        -----
                     (Per weighted average unit)

Balance at
   January 1, 2004                               $   1,848,883   $ (312,319)  $ 1,536,564

Cash distributions
   to partners           $  .83         -             (314,487)      (3,177)     (317,664)

Net loss                                              (532,724)      (5,381)     (538,105)
                                                 -------------   -----------  -----------

Balance at
   March 31, 2004                                $   1,001,672   $ (320,877)  $   680,795
                                                 =============   ==========   ===========














See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)




                                                                                    2004                 2003
                                                                                    ----                 ----

Cash flows from operating activities:
   Net loss                                                                  $       (538,105)   $      (565,341)
                                                                             ----------------    ---------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Rental income - paid directly to lenders by lessees                           (225,000)          (225,000)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                                          364,913            263,112
       Amortization of initial direct costs and loan fees                                 -               32,992
       (Income) loss from investments in unconsolidated joint ventures                 (3,364)            22,492
       Depreciation                                                                   357,503            357,502
       Net loss on sales of equipment                                                     -              150,752
       Minority interest in consolidated joint venture                                 (5,034)            (4,255)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                           180,757            159,410
         Other assets, net                                                              7,953             21,965
         Security deposits and deferred credits                                          (981)           (64,729)
         Accounts payable and accrued expenses                                        (52,847)           (27,596)
         Due to affiliates                                                               (474)               134
                                                                             ----------------     --------------

           Total adjustments                                                          623,426            686,779
                                                                             ----------------     --------------

       Net cash provided by operating activities                                       85,321            121,438
                                                                             ----------------     --------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                       -              244,346
   Distributions received from unconsolidated joint ventures                          220,557            186,863
                                                                             ----------------     --------------

       Net cash provided by investing activities                                      220,557            431,209
                                                                             ----------------     --------------

Cash flows from financing activities:
   Cash distributions to partners                                                    (317,664)          (430,861)
   Redemption of limited partnership units                                                -               (1,374)
                                                                             ----------------    ---------------

       Net cash used in financing activities                                         (317,664)          (432,235)
                                                                             ----------------    ---------------

Net (decrease) increase in cash and cash equivalents                                  (11,786)           120,412

Cash and cash equivalents at beginning of period                                       44,339            203,739
                                                                             ----------------    ---------------

Cash and cash equivalents at end of period                                   $         32,553    $       324,151
                                                                             ================    ===============



                                                        (continued on next page)

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the three months ended March 31, 2004 and 2003, non-cash activities included the following:

                                                             2004        2003
                                                             ----        ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees       $    -       $ 148,503
Rental income paid directly to lenders by lessees          225,000      225,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees          (225,000)    (373,503)
                                                         ---------    ---------

                                                         $    -       $    -
                                                         =========    =========


Interest accrued or paid directly to lenders by lessees  $ 364,913    $  263,112
Other interest paid                                           -           32,286
                                                         ---------    ----------

Total interest expense                                   $ 364,913    $  295,398
                                                         =========    ==========













See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report Form 10-K. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                               2004              2003
                               ----              ----

Management fees          $       22,260    $      47,644   Charged to operations
Administrative expense
  reimbursements                  8,938           14,757   Charged to operations
                         --------------    -------------

Total                    $       31,198    $      62,401
                         ==============    =============

     For the quarter ended March 31, 2004, the Partnership had a net payable of $513,283 due to affiliates. Approximately $512,000 relates to distributions received from ICON/AIC Trust ("AIC Trust") on behalf of two affiliates, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A").

     The Partnership and its affiliates have formed seven joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions (See Note 4 for additional information relating to the joint ventures).

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Joint Ventures

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

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a new lease. This lease originally was scheduled to expire in November 2002, but has since been extended twice under extension agreements. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to Series E. The
Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in consolidated joint venture on the Partnership's consolidated balance sheets and as minority interest in consolidated joint venture on its consolidated statements of operations.

     Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC"), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a new lease. This lease originally was scheduled to expire in October 2002, but has since been extended twice under extension agreements. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 1% to the Partnership and 99% to Series E. The outstanding non-recourse debt at March 31, 2004 was $9,488,961.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended    Three Months Ended
                                       March 31, 2004        March 31, 2003
                                       --------------        --------------

Net loss                               $     (514,829)       $     (493,825)
                                       ==============        ==============

Partnership's share of net loss        $       (5,148)       $       (4,938)
                                       ==============        ==============

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of March 31, 2004, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended    Three Months Ended
                                       March 31, 2004        March 31, 2003
                                       --------------        --------------

Net loss                               $      (28,530)       $      (26,631)
                                       ==============        ==============

Partnership's share of net loss        $       (8,854)       $       (8,264)
                                       ==============        ==============

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

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended    Three Months Ended
                                       March 31, 2004        March 31, 2003
                                       --------------        --------------

Net income (loss)                        $       207,614     $     (197,535)
                                         ===============     ==============

Partnership's share of net income (loss) $        17,294     $      (16,455)
                                         ===============     ==============

Distributions                            $       206,128     $        -
                                         ===============     ==============

Partnership's share of distributions     $        17,170     $        -
                                         ===============     ==============

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and Fund Eight A formed ICON/ Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a coal handling facility on lease with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and the assumption of non-recourse debt. The remaining venturers' shares in ICON BF as of March 31, 2004 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively. The outstanding non-recourse debt at March 31, 2004 was $3,573,324. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing January 23, 2010.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended    Three Months Ended
                                       March 31, 2004        March 31, 2003
                                       --------------        --------------

 Net income                            $      377,323        $      354,314
                                       ==============        ==============

 Partnership's share of net income     $        1,896        $        1,780
                                       ==============        ==============

     ICON/AIC Trust
     --------------

     In 1999, AIC Trust was formed to own and manage a portfolio of leases for equipment located in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (Pound)475,000 each were collected in 2002 and the third and fourth installments on the note of (Pound)450,000 and (Pound)425,000 were collected in 2003. At March 31, 2004, the remaining amount receivable is (Pound)375,000 ($666,209 converted at the exchange rate at March 31, 2004), as the Partnership collected (Pound)375,000 in the quarter.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended    Three Months Ended
                                       March 31, 2004        March 31, 2003
                                       --------------        --------------

 Net income                            $        4,652        $       11,051
                                       ==============        ==============

 Partnership's share of net income     $        1,187        $        2,819
                                       ==============        ==============

 Distributions                         $      683,603        $      722,005
                                       ==============        ==============

 Partnership's share of distributions  $      174,387        $      184,183
                                       ==============        ==============

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69%, respectively, in ICON Cheyenne. The outstanding non-recourse debt at March 31, 2004 was $1,081,435.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2004     March 31, 2003
                                            --------------     --------------

 Net (loss) income                          $     (301,068)    $      256,681
                                            ==============     ==============

 Partnership's share of net (loss) income   $       (3,011)    $        2,566
                                            ==============     ==============

 Distributions                              $    2,900,000     $      268,045
                                            ==============     ==============

 Partnership's share of distributions       $       29,000     $        2,680
                                            ==============     ==============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Three Months Ended March 31, 2004 and 2003

     Revenues for the three months ended March 31, 2004 ("2004 Quarter") were $251,608, representing a decrease of $35,744 or 12.4% from the three months ended March 31, 2003 ("2003 Quarter"). The decrease in revenues resulted primarily from a decrease in other income. Other income decreased by $154,718 primarily due to a residual notes obligation adjustment in the 2003 Quarter which did not occur in the 2004 Quarter. Rental income also decreased by $56,706 due to the expiration of operating leases and subsequent sales of the underlying equipment. The decrease in revenues would have been much higher if the Partnership did not have a loss on sales of equipment in the 2003 Quarter, as no gain or loss on sales occurred in the 2004 Quarter.

     Expenses for the 2004 Quarter were $789,713, representing a decrease of $62,980 or 7.4% from the 2003 Quarter. The decrease in expenses was primarily due to a decrease in general and administrative expenses of $99,808 due
principally  to  a  decrease  in   professional   fees.   Management   fees  and
administ-rative expense reimbursements also decreased, by $25,384 and $5,819, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Offsetting these decreases was an increase in interest expense of $69,515. Interest expense increased due to reconciliation of the non-recourse note payable debt for accrued interest associated with the Aeromexico lease.

     Net loss for the 2004 Quarter and 2003 Quarter was $538,105 and $565,341, respectively. The net loss per weighted average limited partnership unit was $1.41 and $1.48 for the 2004 Quarter and 2003 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity for the three months ended March 31, 2004 and 2003 was net cash provided by operating activities of $85,321 and $121,438, respectively, and distributions from unconsolidated joint ventures of $220,557 and $186,863, respectively. In the 2003 Quarter there were also proceeds of $244,346 from sales of equipment. These funds were used to pay operating expenses and make cash distributions to partners.

     Cash distributions to partners for the 2004 Quarter and 2003 Quarter totaled $317,664 and $430,861, respectively.

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The Partnership is the lessor of a McDonald Douglas MD-83 aircraft on lease to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") . The value of this equipment is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS.

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     The Partnership's non-recourse debt balance on March 31, 2004 of $9,183,162 is secured by the aircraft on lease to Aeromexico and matured in January 2004. Although the maturity date has passed, the Partnership has been negotiating with the lender to extend the maturity date to that of the lease expiration date of January 2005.

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

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, primarily changes in interest rates and the demand for equipment and residuals owned by the Partnership and its investors.

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

                                 March 31, 2004

Item 4.    Controls and Procedures

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

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K

None

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

                             ICON Cash Flow Partners L. P. Six
                             File No. 33-36376 (Registrant)
                             By its General Partner,
                             ICON Capital Corp.




        May 17, 2004         /s/ Thomas W. Martin
------------------------     ---------------------------------------
           Date              Thomas W. Martin
                             Executive Vice President
                             (Principal Financial and Accounting Officer of
                             the General Partner of the Registrant)

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  May 17, 2004




/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L. P. Six
                        (A Delaware Limited Partnership)

                                 March 31, 2004


EXHIBIT 33.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  May 17, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners L.P. Six