Form 10-Q
period 2004-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2004-08-16
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                   June 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________ to ______________________

Commission File Number                               0-28136
                      ----------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Delaware                                                         13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                            Identification Number)


  100 Fifth Avenue, New York, New York                            10011-1505
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

                      Condensed Consolidated Balance Sheets



                                              (unaudited)
                                                June 30,         December 31,
                                                  2004               2003
                                                  ----               ----


         Assets

Cash and cash equivalents                   $        54,765     $       44,339
                                            ---------------     --------------

Investment in finance leases
   Minimum rents receivable                         193,927            383,486
   Estimated unguaranteed residual values           463,659            649,909
   Unearned income                                   (5,858)            (9,700)
   Allowance for doubtful accounts                    -                (93,679)
                                            ----------------    --------------

                                                    651,728            930,016
                                            ---------------     --------------
Investment in operating leases
   Equipment at cost                             17,714,798         17,886,854
   Accumulated depreciation                      (8,668,859)        (8,049,110)
                                            ---------------    ---------------

                                                  9,045,939          9,837,744
                                            ---------------    ---------------

Investments in unconsolidated joint ventures        286,229            595,464
                                            ---------------    ---------------


Other assets, net                                    25,063            127,117
                                            ---------------     --------------

Total assets                                $    10,063,724     $   11,534,680
                                            ===============     ==============














                                                       (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                  (unaudited)
                                                    June 30,      December 31,
                                                      2004            2003
                                                      ----            ----


         Liabilities and Partners' Equity

Notes payable - non-recourse                    $     9,230,215  $    9,043,249
Security deposits and deferred credits                  152,108         161,243
Accounts payable and accrued expenses                     6,151         242,988
Due to affiliates, net                                  344,935         513,757
Minority interest in consolidated joint venture          27,799          36,879
                                                ---------------  --------------

Total liabilities                                     9,761,208       9,998,116
                                                ---------------  --------------

Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                     (324,660)       (312,319)
   Limited Partners (377,758 units outstanding,
     $100 per unit original issue price)                627,176       1,848,883
                                                ---------------  --------------

Total partners' equity                                  302,516       1,536,564
                                                ---------------  --------------

Total liabilities and partners' equity          $    10,063,724  $   11,534,680
                                                ===============  ==============




















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2004         2003           2004           2003
                                                            ----         ----           ----           ----

Revenues
   Rental income                                        $  231,988   $     319,804  $     463,975  $     608,497
   Finance income                                           10,062          11,023         20,129         22,018
   Net gain(loss) on sales of equipment                    119,346           -            119,346       (150,752)
   Loss from investments
     in unconsolidated joint ventures                      (48,260)         (6,295)       (44,896)       (28,787)
   Other income                                                  8          15,906          6,198        176,814
                                                        ----------   -------------  -------------   -----------

   Total revenues                                          313,144         340,438        564,752        627,790
                                                        ----------   -------------  -------------   ------------

Expenses
   Depreciation                                            357,502         357,503        715,005        715,005
   Interest                                                272,053         277,766        636,966        573,164
   General and administrative                               47,826          67,875         88,959        208,816
   Management fees - General Partner                        12,896          18,322         35,156         65,966
   Administrative expense reimbursements
     - General Partner                                       5,191           7,703         14,129         22,460
   Amortization of initial direct costs                       -               -               -              706
    Minority interest in consolidated joint venture         (4,045)         (4,148)        (9,079)        (8,403)
                                                       -----------   -------------   ------------  -------------

   Total expenses                                          691,423         725,021      1,481,136      1,577,714
                                                       -----------   -------------  -------------   ------------

Net loss                                              $   (378,279)  $    (384,583) $    (916,384) $    (949,924)
                                                      ============   =============  =============  =============

Net loss allocable to:
   Limited Partners                                   $   (374,496)  $    (380,737) $    (907,220) $    (940,425)
   General Partner                                          (3,783)         (3,846)        (9,164)        (9,499)
                                                      -------------  -------------  -------------  -------------

                                                      $   (378,279)  $    (384,583) $    (916,384) $    (949,924)
                                                      ============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           377,758         377,758        377,758        377,822
                                                     =============   =============  =============   ============

Net loss per weighted average
   limited partnership unit                          $        (.99)  $     (1.01)   $       (2.40) $      (2.49)
                                                     =============   ============   =============   ===========






See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)




                                    Limited Partner Distributions
                                    -----------------------------

                                       Return of    Investment        Limited          General
                                        Capital      Income          Partners          Partner           Total
                                        -------      ------          --------          -------           -----
                                     (Per weighted average unit)

Balance at
   January 1, 2004                                               $     1,848,883   $    (312,319)  $     1,536,564

Cash distributions
  to partners                          $   .83      $   -              (314,487)         (3,177)         (317,664)

Net loss                                                                (907,220)         (9,164)         (916,384)
                                                                 ---------------   -------------   ---------------

Balance at
   June 30, 2004                                                 $       627,176   $    (324,660)  $       302,516
                                                                 ===============   =============   ===============
















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)




                                                                  2004              2003
                                                                  ----              ----

Cash flows from operating activities:
   Net loss                                                    $ (916,384)   $    (949,924)
                                                               ----------    -------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Rental income paid directly to lenders by lessees         (450,000)        (450,000)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                      636,966          527,363
       Amortization of initial direct costs and loan fees             -             46,507
       Loss from investments in unconsolidated
         joint ventures                                            44,896           28,787
       Depreciation                                               715,005          715,005
       Net (gain) loss on sales of equipment                     (119,346)         150,752
       Minority interest in consolidated joint venture             (9,079)          (8,403)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables       369,107          214,562
         Other assets, net                                         11,860           (5,288)
         Security deposits and deferred credits                    (9,135)         646,649
         Accounts payable and accrued expenses                    (52,691)         (19,585)
         Due to affiliates                                       (168,822)             176
                                                               ----------     -------------

           Total adjustments                                      968,761        1,846,525
                                                               ----------     ------------

       Net cash provided by operating activities                   52,377          896,601
                                                               ----------     ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 5,000          244,346
   Distributions received from unconsolidated joint ventures      270,713          191,601
                                                              -----------     ------------

       Net cash provided by investing activities                  275,713          435,947
                                                              -----------     ------------

Cash flows from financing activities:
   Cash distributions to partners                                (317,664)        (632,780)
   Redemption of limited partnership units                            -             (1,374)
                                                              ------------    ------------

       Net cash used in financing activities                     (317,664)        (634,154)
                                                              ------------   -------------

Net increase in cash and cash equivalents                          10,426          698,394

Cash and cash equivalents at beginning of period                   44,339          203,739
                                                               ----------    -------------

Cash and cash equivalents at end of period                     $   54,765    $     902,133
                                                               ==========    =============



                                                       (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                                   (unaudited)


Supplemental Disclosures of Cash Flow Information

     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:




                                                             2004       2003
                                                             ----       ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees       $    -       $ 148,503
Rental income paid directly to lenders by lessees           450,000     450,000
Principal and interest on non-recourse
   financing paid directly to lenders by lessees           (450,000)   (598,503)
                                                         ----------   ---------

                                                         $     -      $   -
                                                         ==========   =========


                                                              2004      2003
                                                              ----      -----

Interest accrued or paid directly to lenders by lessees  $  636,966   $ 527,363
Other interest paid                                            -         45,801
                                                         ----------   ---------

Total interest expense                                   $  636,966   $ 573,164
                                                         ==========   =========















See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

2.   Disposition Period

     The Partnership's reinvestment period ended on November 11, 2000 and the disposition period commenced on November 12, 2000. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2004 and 2003, respectively, are as follows:



                               2004              2003
                               ----              ----

Management fees            $     35,156      $    65,966   Charged to operations
Administrative expense
  reimbursements                 14,129           22,460   Charged to operations
                           ------------      -----------

Total                      $     49,285      $   88,426
                           ============      ==========

     At June 30, 2004 the Partnership had a net payable of $344,935 due to affiliates. Approximately $377,765 of payables relate to distributions received from ICON/AIC Trust ("AIC Trust") on behalf of two affiliates, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund
Eight A"). The Partnership expects to satisfy this payable with future rental payments and sales proceeds. As of July 2004, approximately $170,000 of this amount has already been paid. Offsetting these payables was a receivable from Fund Eight A of $36,406 for distributions received from ICON/Boardman Facility LLC on behalf of the Partnership.

     The Partnership and its affiliates have formed seven joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions (See Note 4 for additional information relating to the joint ventures).

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

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease to a U.S. based commercial airline. The Partnership and Series E acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a new lease. This lease originally was scheduled to expire in November 2002, but has since been extended twice pursuant to the terms of extension agreements. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to Series E. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC II. Series E's investment in ICON Cash Flow LLC II is reflected as minority interest in consolidated joint venture on the Partnership's consolidated balance sheets and as minority interest in consolidated joint venture on its consolidated statements of operations. The outstanding balance of the non-recourse debt secured by this aircraft was $9,230,215 at June 30, 2004.

Investments in Unconsolidated Joint Ventures

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC"), for the purpose of acquiring and managing an aircraft on lease to a U.S. based commercial airline. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a new lease. This lease originally was scheduled to expire in October 2002, but has since been extended twice pursuant to the terms of extension agreements. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and Series E. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 1% to the Partnership and 99% to Series E. The outstanding balance of the non-recourse debt secured by this aircraft was $9,545,147 at June 30, 2004.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON Cash Flow LLC for the six months ended June 30, 2004 and 2003 is summarized below:


                                    Six Months Ended      Six Months Ended
                                      June 30, 2004         June 30, 2003
                                      -------------         -------------


Net loss                            $       (970,982)     $      (970,367)
                                    =================     ===============

Partnership's share of net loss     $         (9,710)     $        (9,704)
                                    =================     ===============

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of June 30, 2004, the Partnership, Series D, Series E and L.P. Seven own 31.03%, 17.81%, 31.19% and 19.97% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2004 and 2003 is summarized below:


                                           Six Months Ended     Six Months Ended
                                             June 30, 2004        June 30, 2003
                                             -------------        --------------

Net income (loss)                          $         37,436     $       (39,975)
                                           ===============      ===============

Partnership's share of net income (loss)   $         11,618     $       (12,406)
                                           ================     ===============

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and two affiliates, Series E and L.P. Seven, formed ICON Receivables 1997-B LLC ("1997-B") and contributed cash, equipment leases and residuals for the purpose of securitizing the cash flow collections from a portfolio of leases. The Partnership, Series E and L.P. Seven each own an 8.33%, 75.00% and 16.67% interest, respectively, in 1997-B.

     Information as to the unaudited results of operations of 1997-B for the six months ended June 30, 2004 and 2003 is summarized below:

                                          Six Months Ended      Six Months Ended
                                           June 30, 2004         June 30, 2003
                                           -------------         --------------

Net loss                                 $       (585,497)      $      (203,652)
                                         ================       ===============

Partnership's share of net loss          $        (48,772)      $       (16,964)
                                         ================       ===============

Distributions                            $        206,128       $         -
                                         ================       ===============

Partnership's share of distributions     $         17,170       $         -
                                         ================       ================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/ Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at June 30, 2004 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Seven, and Fund Eight A, respectively. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing on January 23, 2010. The outstanding balance of the debt secured by this equipment at June 30, 2004 was $11,255,873. The lender of the non-recourse debt is assigned the rental payments.

     The Partnership is currently in negotiations with Portland General Electric ("PGE") regarding the possibility of PGE purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

     Information as to the unaudited results of operations of ICON BF for the six months ended June 30, 2004 and 2003 is summarized below:


                                       Six Months Ended       Six Months Ended
                                        June 30, 2004          June 30, 2003
                                        -------------          -------------

Net income                            $        740,912       $       701,622
                                      ================       ===============

Partnership's share of net income     $          3,723       $         3,526
                                      ================       ===============

Distributions                         $      7,245,027       $         -
                                      ================       ===============

Partnership's share of distributions  $         36,406       $         -
                                      ================       ===============

     ICON/AIC Trust
     --------------

     During 1999, AIC Trust was formed to own and manage a portfolio of leases for equipment located in England. The Partnership, L.P. Seven and Fund Eight A own 25.51%, 30.76% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which is payable in six installments through June 2004. At June 30, 2004, the remaining amount receivable was (Pound)375,000 ($679,718 converted at the exchange rate at June 30, 2004), as AIC Trust collected (Pound)375,000 in the first quarter. In July of 2004, the final installment on the note was collected.

     Information as to the unaudited results of operations of AIC Trust for the six months ended June 30, 2004 and 2003 is summarized below:


                                     Six Months Ended     Six Months Ended
                                       June 30, 2004        June 30, 2003
                                       -------------        --------------

Net income                           $          7,700     $        21,313
                                     ================     ===============

Partnership's share of net income    $          1,964     $         5,436
                                     ================     ===============

Distributions                        $        683,603     $       722,005
                                     ================     ===============

Partnership's share of distributions $        174,387     $       184,183
                                     ================     ===============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B have ownership interests of 1%, 10.31%, 1% and 87.69%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets, at June 30, 2004, was $727,584.

     Information as to the unaudited results of operations of ICON Cheyenne for the six months ended June 30, 2004 and 2003 is summarized below:


                                           Six Months Ended     Six Months Ended
                                             June 30, 2004        June 30, 2003
                                             -------------        -------------

Net (loss) income                          $       (371,961)    $       132,537
                                           ================     ===============

Partnership's share of net (loss) income   $         (3,719)    $         1,325
                                           =================    ===============

Distributions                              $      4,275,001     $       741,759
                                           ================     ================

Partnership's share of distributions       $         42,750     $         7,418
                                           ================     ================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changes in capital spending by customers in the airline industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     The Partnership is an equipment leasing business formed on July 8, 1993 and which began active operations on November 12, 1993. The Partnership is primarily engaged in the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame we call the "disposition period". We have not reinvested any of the Partnership's funds during the current period.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current equipment portfolio, which is held directly or through investments in joint ventures with affiliates, consists primarily of:

o A 1% interest in ICON Cheyenne LLC, a portfolio consisting of various equipment including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases for a purchase price of $29,705,716. The purchase price consisted of a cash contribution of $11,401,151 and the assumption of non-recourse debt of $18,304,565. Of the original 119 leases, 30 remain active with expiration dates ranging between January of 2005 and October of 2006.

o A 25% interest in certain equipment used in connection with the production of sodium chlorate, on lease to EKA Chemicals, Inc. The Partnership's initial cash contribution was $1,402,960, representing 25% of the total contribution, and the assumption of $526,499 in non-recourse debt. A lease renewal was executed on February 2, 2001, extending the expiration of the lease to July 2006, at which time title to the equipment will pass to the lessee.

o A .5025% interest in a coal handling facility on lease to Portland General Electric. The purchase price of the equipment was $27,421,810, of which the equity contribution was $15,193,097, and assumed non-recourse debt of $12,228,713. The lease has been extended and is currently set to expire on January 23, 2005, at which time the lessee has the option to renew for another 15 years. The Partnership is currently in negotiations with Portland General Electric about PGE possibly purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

o A 99% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term expiring in January, 2005. The purchase price for the aircraft was $18,878,699 consisting of the Partnership's cash investment of $3,055,000 and the assumption of $15,823,699 in non-recourse debt.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in the Partnership's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period).

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently experiencing a recession and this has resulted in depressed sales prices for assets such as the Partnership's interest in the Aeromexico aircraft. It does not appear that the industry will recover significantly in the very near future, and the value of this aircraft may be adversely impacted.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Inability to Remarket Assets.

     If current lessees choose not to renew their leases or purchase the equipment at lease expiry, the Partnership will need to remarket the equipment. There is no assurance that the Partnership will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value.

     The MD-83 aircraft on lease to Aeromexico are subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that the Partnership will ever be in position to realize residual proceeds on these aircraft. Accordingly, the Partnership is currently exploring the possibility of selling the aircraft back to FINOVA for the non-recourse debt balance.

b.   Results of Operations for the Three Months ended June 30, 2004 and 2003

     Revenues

     Revenues for the three months ended June 30, 2004 ("2004 Quarter") were $313,144, representing a decrease of $27,294 or 8% from the three months ended June 30, 2003. ("2003 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income. Rental income decreased by $87,816, in the 2004 Quarter, primarily due to the expiration of the National Steel operating lease in the fourth quarter of 2003. In addition, losses from investments in unconsolidated joint ventures increased $41,965 to a loss of $48,260. This loss is driven mostly by its investment in ICON Receivables 1997-B LLC ("1997-B"). 1997-B incurred a loss of $793,111 for the 2004 Quarter, of which the Partnership's interest is 8.33% or $66,066. Other income also decreased by $15,898 due to loss recoveries received on the Raymond Access Limited lease in the 2003 Quarter. These decreases were partially offset by an increase in net gain on sales of equipment of $119,346. This increase in net gain on sales of equipment resulted from recognition of additional gain of approximately $185,000 on sale of equipment that was leased to National Broadcasting Corp. This amount was reserved to pay sales tax, however no tax was applicable to the transaction.

Expenses of the Partnership

     Expenses for the 2004 Quarter were $691,423, representing a decrease of $33,598 or 4.6% from the 2003 Quarter. This decrease in expenses was primarily due to a decrease in general and administrative expenses of $20,049 due partially to a decrease in professional fees resulting from a reduction in the level of the Partnership's activities. Management fees and administrative expense reimbursements - General Partner also decreased, by $5,426 and $2,512, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio.

     Net  Income/Loss of the  Partnership

     As a result of the foregoing factors, net loss for the 2004 Quarter and 2003 Quarter was $378,279 and $384,583, respectively. The net loss per weighted average limited partnership unit was $.99 and $1.01 for the 2004 Quarter and 2003 Quarter, respectively.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

     Revenues for the six months ended June 30, 2004 ("2004 Period") were $564,752, representing a decrease of $63,038 or 10% from the six months ended June 30, 2003 ("2003 Period"). The decrease in revenues resulted primarily from a decrease in rental income. Rental income decreased by $144,522, in the 2004 Period, primarily due to the expiration of the National Steel operating lease in the fourth quarter of 2003. In addition, losses from investments in unconsolidated joint ventures increased $16,109 to a loss of $44,896. This loss is driven mostly by its investment in ICON Receivables 1997-B LLC ("1997-B"). 1997-B incurred a loss of $585,497 for the 2004 Period, of which the Partnership's interest is 8.33% or $48,772. Other income also decreased by $170,616 due to a residual notes obligation adjustment in the 2003 Period which did not occur in the 2004 Period. These decreases were partially offset by an increase in net gain (loss) on sales of equipment of $270,098 from a loss of $150,752 to a gain of $119,346.

Expenses of the Partnership

     Expenses for the 2004 Period were $1,481,136, representing a decrease of $96,578 or 6.1% from the 2003 Period. This decrease in expenses was primarily due to a decrease in general and administrative expenses of $119,857 due principally to a decrease in professional fees resulting from a reduction in the level of the Partnership's activities. Management fees and administrative expense reimbursements - General Partner also decreased, by $30,810 and $8,331, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Offsetting these decreases was an increase in interest expense of $63,802. Interest expense increased due to reconciliation of the non-recourse note payable debt for accrued interest associated with the Aeromexico lease.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $916,384 and $949,924, respectively. The net loss per weighted average limited partnership unit was $2.40 and $2.49 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

     Cash Requirements

     The Partnership has sufficient funds necessary to maintain current operations. However, in the event that cash flow is insufficient to pay the Partnership's current level of expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     Operations

     The Partnership's primary sources of liquidity for the 2004 Period and 2003 Period was net cash provided by operating activities of $52,377 and $896,601, respectively, and distributions from unconsolidated joint ventures of $270,713 and $191,601, respectively. In the 2003 Period there were also proceeds of $244,346 from sales of equipment.

     Financings  and  Recourse  Borrowings

     The Partnership has not made any recourse borrowings and does not rely on financing to meet its current cash needs.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Distributions

     Cash distributions to partners for the 2004 Period and 2003 Period totaled $317,664 and $632,780, respectively. Such distributions are treated as a return of capital, as the Partnership recorded losses for both periods. The Partnership has not made any cash distributions in the second quarter and has no immediate plan to make any distributions until the Partnership has fulfilled its current obligations to affiliates.

Capital Resources

     As of June 30, 2004, the Partnership is unaware of any specific need, apart from those obligations to affiliates, requiring capital resources to be funded by the Partnership.

Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The depressed value for aircraft has adversely affected the value of the Partnership's MD-83s on lease to Aeromexico. The current carrying value of the aircraft is less than the outstanding balance of the non-recourse debt. Accordingly, the Partnership is in discussions with the lender concerning selling both aircraft to the lender for the outstanding debt balance.

e.  Inflation and Interest Rates

     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the period presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

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

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

(b)  Reports on Form 8-K - None

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ICON Cash Flow Partners L.P. Six
                                 By its General Partner,
                                 ICON Capital Corp.



        August 16, 2004          /s/ Thomas W. Martin
 -------------------------       -----------------------------------
              Date               Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer of
                                 the General Partner of the Partnership)

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P. Six;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ----------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P. Six;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Exhibit 32.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated: August 16, 2004



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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Exhibit 32.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  August 16, 2004



               /s/ Thomas W. Martin
               -------------------------------------------------------
               Thomas W. Martin
               Executive Vice President (Principal
               Financial and Accounting Officer)
               ICON Capital Corp.
               sole General Partner of ICON Cash Flow Partners L.P. Six