Form 10-Q
period 2004-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2004-11-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended            September 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________________ to ___________________

Commission File Number                               0-28136

                        ICON Cash Flow Partners L.P. Six
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Delaware                                                     13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)


  100 Fifth Avenue, New York, New York                        10011-1505
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

                           Consolidated Balance Sheets

                                                (Unaudited)
                                                September 30,       December 31,
                                                    2004                2003
                                                    ----                ----
         Assets

Cash and cash equivalents                  $        42,872    $        44,339
                                           ----------------    ---------------

Investments in finance leases:
   Minimum rents receivable                        566,225            383,486
   Estimated unguaranteed residual values            -                649,909
   Unearned income                                  (4,410)            (9,700)
   Allowance for doubtful accounts                   -                (93,679)
                                           ----------------    ---------------

                                                   561,815            930,016
                                           ---------------     --------------
Investments in operating leases:
   Equipment at cost                            17,714,798         17,886,854
   Accumulated depreciation                     (8,668,859)        (8,049,110)
                                           ---------------     --------------

                                                 9,045,939          9,837,744
                                           ---------------     --------------

Investments in joint ventures                      105,036            595,464
Other assets, net                                   25,005            127,117
                                           ---------------     --------------

Total assets                               $     9,780,667    $    11,534,680
                                           ===============     ==============









                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued

(Unaudited)
                                                    September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
   Liabilities and Partners' Equity (Deficiency)

Notes payable - non-recourse                        $ 9,278,673    $  9,043,249
Security deposits and deferred credits                    7,993         161,243
Accounts payable and accrued expenses                     7,597         242,988
Due to affiliates, net                                  158,576         513,757
Minority interest                                        23,740          36,879
                                                    -----------    ------------

Total liabilities                                     9,476,579       9,998,116
                                                    -----------    ------------

Commitment and Contingencies

Partners' equity (deficiency):
   General Partner                                     (324,644)       (312,319)
   Limited Partners (377,758 units outstanding,
     $100 per unit original issue price)                628,732       1,848,883
                                                    -----------    ------------

Total partners' equity (deficiency)                     304,088       1,536,564
                                                    -----------    ------------

Total liabilities and partners' equity              $ 9,780,667    $ 11,534,680
                                                    ===========    ============






See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                           For the Three Months            For the Nine Months
                                                            Ended September 30,            Ended September 30,

                                                          2004           2003           2004            2003
                                                          ----           ----           ----            ----
Revenues:
   Rental income                                     $     231,986   $     236,202   $     695,961  $     844,699
   Finance income                                            9,592          10,541          29,721         32,559
   Net (loss) gain on sales of equipment                   (56,765)        (59,954)         62,581       (210,706)
   Income (loss) from investments
     in joint ventures                                     101,725          (4,568)         56,829        (33,355)
   Other income                                              3,172          82,574           9,370        259,388
                                                     -------------   -------------   -------------  -------------

   Total revenues                                          289,710         264,795         854,462        892,585
                                                     -------------   -------------   -------------  -------------

Expenses:
   Depreciation                                               -            358,209         715,005      1,072,508
   Interest                                                273,458         265,423         910,424        838,587
   General and administrative                               18,740          48,914         107,699        258,436
   Management fees - General Partner                          -             27,104          35,156         93,070
   Administrative expense reimbursements
     - General Partner                                        -             11,170          14,129         33,630
   Amortization of initial direct costs                       -              -               -                706
   Minority interest                                        (4,060)         (4,159)        (13,139)       (12,562)
  Reversal of provision for bad debts                         -           (200,000)          -           (200,000)
                                                     -------------   -------------   -------------  -------------

   Total expenses                                          288,138         506,661       1,769,274      2,084,375
                                                     -------------   -------------   -------------  -------------

Net income (loss)                                    $       1,572   $    (241,866)  $    (914,812)  $ (1,191,790)
                                                     =============   =============   =============  =============

Net income (loss) allocable to:
   Limited Partners                                  $       1,556   $    (239,447)  $    (905,664)  $ (1,179,872)
   General Partner                                              16          (2,419)         (9,148)       (11,918)
                                                     -------------   -------------   -------------   ------------

                                                     $       1,572   $    (241,866)  $    (914,812)  $ (1,191,790)
                                                     =============   =============   =============   ============

Weighted average number of limited
   partnership units                                       377,758         377,758         377,758        377,800
                                                     =============   =============   =============   ============

Net income (loss) per weighted average
   limited partnership unit                          $         .01   $       (.63)   $      (2.40)   $      (3.12)
                                                     =============   ============    =============   ============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                        Limited Partner Distributions
                            Return of      Investment       Limited        General
                             Capital         Income        Partners        Partner          Total
                             -------         ------        --------        -------          -----
                        (Per weighted average unit)

Balance at
   January 1, 2004                                       $   1,848,883  $   (312,319)  $  1,536,564

Cash distributions

   to partners            $        0.83  $     -             (314,487)        (3,177)      (317,664)

Net loss                                                     (905,664)        (9,148)      (914,812)
                                                         ------------  -------------- -------------

Balance at
   September 30, 2004                                    $    628,732   $   (324,644)  $     304,088
                                                         ============   =============  =============








See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                  2004                2003
                                                                                  ----                ----

Cash flows from operating activities:
   Net loss                                                                  $      (914,812)    $   (1,191,790)
                                                                             ---------------     --------------
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Rental income paid directly to lenders by lessees                          (675,000)          (675,000)
         Interest expense on non-recourse financing
           paid directly to lenders by lessees                                       910,424            792,786
         Depreciation                                                                715,005          1,072,508
         Amortization of initial direct costs and loan fees                             -                46,507
         Reversal of provision for bad debts                                            -              (200,000)
        (Gain) loss on sales of equipment                                            (62,581)           210,706
         (Income) loss from investments in joint ventures                            (56,829)            33,355
        Minority interest                                                            (13,139)           (12,562)
        Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                          369,107            441,557
         Other assets, net                                                            28,529            110,981
         Security deposits and deferred credits                                       18,914            446,750
         Accounts payable and accrued expenses                                      (103,130)           (19,679)
         Due to affiliates, net                                                       (2,416)            11,048
                                                                             ---------------     --------------

           Total adjustments                                                       1,128,884          2,258,957
                                                                             ---------------     --------------

Net cash provided by operating activities                                            214,072          1,067,167
                                                                             ---------------     --------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                    5,000            303,841
   Distributions received from joint ventures                                        449,890            363,779
                                                                             ---------------     --------------

Net cash provided by investing activities                                            454,890            667,620
                                                                             ---------------     --------------

Cash flows from financing activities:
   (Repayments to) proceeds from affiliates                                         (352,765)           502,765
   Cash distributions to partners                                                   (317,664)        (2,268,461)
   Redemption of limited partnership units                                              -                (1,374)
                                                                             ----------------    --------------

Net cash used in financing activities                                               (670,429)        (1,767,070)
                                                                             ----------------    --------------

Net decrease in cash and cash equivalents                                             (1,467)           (32,283)
Cash and cash equivalents at beginning of period                                      44,339            203,739
                                                                             ---------------     --------------

Cash and cash equivalents at end of period                                   $        42,872     $      171,456
                                                                             ===============     ==============




                                                        (continued on next page)

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)


Supplemental Disclosures of Cash Flow Information

     For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:

                                                             2004        2003
                                                             ----        ----
Principal and interest from finance leases
   paid directly to lenders by lessees                    $    -      $ 302,776
Rental income from operating leases paid
  directly to lenders by lessees                            675,000     675,000

Principal and interest on non-recourse
   financing paid directly to lenders by lessees           (675,000)   (977,776)
                                                          ---------   ---------

                                                          $    -      $    -
                                                          ==========  =========


Interest accrued or paid directly to lenders by lessees   $ 910,424  $  792,786
Other interest paid                                            -         45,801
                                                          ---------  ----------

Total interest expense                                    $ 910,424  $  838,587
                                                          =========  ==========









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The  accompanying  consolidated  financial  statements  of ICON  Cash  Flow
Partners L.P. Six (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ownership interest in ICON Cash Flow Partners L.L.C. II at September 30, 2004 and for the nine months ended September 30, 2004 and 2003. All material intercompany balances and transactions have been eliminated in consolidation.


2.   Organization

     The Partnership was formed on July 8, 1993 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the "disposition period."

     The Partnership's reinvestment period ended on November 11, 2000, and the disposition period commenced on November 12, 2000. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the partnership agreement.

     Certain reclassifications have been made to the accompanying consolidated financial statements for the nine months ended September 30, 2003 to conform to the current period presentation.

3.   Joint Ventures

     The Partnership and its affiliates formed seven joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other affiliated joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and is consolidated with the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("LLC II") for the purpose of acquiring and managing a McDonnell Douglas MD-83 (the "Aircraft"). The Aircraft is currently leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease originally expired in November 2002, but has since been extended twice pursuant to the terms of extension agreements and now expires during January 2005. The Partnership and Series E acquired interests of 99% and 1%, respectively, in LLC II. LLC II acquired the Aircraft by assuming certain non-recourse debt and utilizing cash received from the Partnership and Series E. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,278,673 at September 30, 2004.

     The six joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     The Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON LLC") for the purpose of acquiring and managing a McDonnell Douglas MD-83 (the "Aircraft"). The Aircraft is currently leased to Aeromexico for $75,000 per month. This lease originally expired in October 2002, but has since been extended twice pursuant to the terms of extension agreements and now expires during January 2005. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON LLC. ICON LLC acquired the Aircraft by assuming certain non-recourse debt and utilizing cash received from the Partnership and Series E. The outstanding balance of the non-recourse debt secured by this aircraft was $9,603,012 at September 30, 2004.

     Information as to the unaudited results of operations of ICON LLC for the nine months ended September 30, 2004 and 2003 is summarized below:

                                  Nine Months Ended          Nine Months Ended
                                 September 30, 2004         September 30, 2003
                                 ------------------         ------------------

Net loss                         $      (1,428,813)         $      (1,448,363)
                                 =================          =================
Partnership's share of net loss  $         (14,288)         $         (14,484)
                                 =================          =================

     ICON Receivables 1997-A LLC
     ---------------------------

     The Partnership, and three affiliates, ICON Cash Flow Partners L.P., Series D ("Series D"), Series E, and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At September 30, 2004, the Partnership, Series D, Series E and L.P. Seven own, 31.03%, 17.81%, 31.19%, and 19.97% interests, respectively, in 1997-A.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     At September 30, 2004, 1997-A's operations have been liquidated. Its remaining receivables totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible, and its remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2004 and 2003 is summarized below:


                                    Nine Months Ended     Nine Months Ended
                                   September 30, 2004     September 30, 2003
                                   ------------------     ------------------

Net loss                           $         (158,852)    $         (50,673)
                                   ===================    ==================
Partnership's share of net loss    $          (49,300)    $         (15,726)
                                   ===================    ==================

     ICON Receivables 1997-B LLC
     ---------------------------

     The Partnership and two affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B L.L.C. ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals to 1997-B and own a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. Due to the cumulative losses recognized by 1997-B the Partnership's share of the cumulative losses exceeds the carrying value of its investment in 1997-B. As a result, the Partnership has ceased application of the equity method of accounting and has not recognized its share of 1997-B's losses in excess of its carrying value. Resumption of the equity method of accounting will begin only after the Partnership's share of 1997-B's subsequent profits equal the Partnership's share of losses not recognized because of suspension of the equity method of accounting.

     Information as to the unaudited results of operations of 1997-B for the nine months ended September 30, 2004 and 2003 is summarized below:

                                           Nine Months Ended   Nine Months Ended
                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------

Net income (loss)                           $      (161,788)     $   (199,459)
                                            ===============      =============
Partnership's share of net income (loss)    $        10,951      $    (16,615)
                                            ===============      =============
Distributions                               $       206,128      $      -
                                            ===============      =============
Partnership's share of distributions        $        17,170      $      -
                                            ===============      =============

     ICON/Boardman Facility LLC
     --------------------------

     The Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004, the Partnership, L.P. Seven and Fund Eight A owned .5025%, .5025% and 98.995% interests, respectively, in ICON BF. Effective September 24, 2004, L.P. Seven assigned its .5025% interest to Fund Eight A in exchange for $65,325.

     ICON BF is currently in negotiations with PGE for the purchase of the coal handling facility from ICON BF. The sale is expected to be completed during November 2004 with PGE acquiring ownership of the coal handling facility.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     Information as to the unaudited results of operations of ICON BF for the nine months ended September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------

Net income                                  $   1,155,031       $  1,074,363
                                            =============       ============
Partnership's share of net income           $       5,804       $      5,399
                                            =============       ============
Distributions                               $   7,245,027       $    -
                                            =============       ============
Partnership's share of distributions        $      36,406       $    -
                                            =============       ============

     ICON/AIC Trust
     --------------

     The Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases in England. The Partnership, L.P. Seven and Fund Eight A owned a 25.51%, 30.76% and 43.73% interest, respectively, in AIC Trust.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate in effect at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed. On September 30, 2004, AIC Trust was dissolved. The Partnership recognized $107,519 of income from the dissolution which is included in income from investments in joint ventures on the accompanying consolidated statements of operations.

     Information as to the unaudited results of operations of AIC Trust for the nine months ended September 30, 2004 and 2003 is summarized below:

                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2004     September 30, 2003
                                     ------------------     ------------------

Net income                           $            7,700      $          32,151
                                     ==================      =================
Partnership's share of net income    $            1,964      $           8,201
                                     ==================      =================
Distributions                        $        1,378,141      $       1,396,948
                                     ==================      =================
Partnership's share
 of distributions                    $          351,564      $         356,361
                                     ==================      =================

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     ICON Cheyenne LLC
     -----------------

     The Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B"), entities managed by the General Partner, formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of leases. Prior to September 30, 2004, the Partnership, L.P. Seven, Fund Eight A and Fund Eight B had ownership interests of 1.0%, 10.31%, 1.0% and 87.69%, respectively, in ICON Cheyenne. Effective September 30, 2004, L.P. Seven assigned a 9.04% interest in ICON Cheyenne (while retaining a 1.27% interest) to Fund Eight B.

     The outstanding balance of the non-recourse debt secured by these assets, at September 30, 2004, was $570,172. The leases expire on various dates through September 2006.

     Information as to the unaudited results of operations of ICON Cheyenne for the nine months ended September 30, 2004 and 2003 is summarized below:

                                      Nine Months Ended     Nine Months Ended
                                      September 30, 2004    September 30, 2003
                                      ------------------    ------------------

   Net loss                             $    (582,147)       $    (12,994)
                                        =============        =============
   Partnership's share
    of net loss                         $      (5,821)       $       (130)
                                        =============        ============
   Distributions                        $   4,475,001        $    741,759
                                        =============        ============
  Partnership's share of distributions  $      44,750        $      7,418
                                        =============        ============

4    Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

                                 2004            2003
                                 ----            ----

Management fees              $    35,156    $    93,070    Charged to operations
Administrative expense
  reimbursements                  14,129         33,630    Charged to operations
                             -----------    -----------

Total                        $    49,285    $   126,700
                             ===========    ===========

     At September 30, 2004, the Partnership had a net payable of $150,000 due to L.P. Seven which relates to distributions received from AIC Trust on behalf of L.P. Seven. Additionally, the Partnership has $8,576 due to the General Partner for management fees incurred during the second quarter of 2004. The General Partner has waived all future management fees and administrative expense reimbursements as of July 1, 2004. The Partnership expects to satisfy these payables with its rental payments and sales proceeds.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changes in capital spending by customers in the airline industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on July 8, 1993 which began active operations on November 12, 1993. We are primarily engaged in the business of acquiring equipment subject to leases. We are currently in the process of selling our remaining assets in the ordinary course of business, a time frame we call the "disposition period". We have not reinvested any of our funds during the current period.

     Our current equipment portfolio, which is held directly or through investments in joint ventures with affiliates, consists primarily of:

o A 1% interest in ICON Cheyenne, a portfolio consisting of various equipment including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring a portfolio of 119 leases from Cheyenne Leasing Company for a purchase price of $29,705,716. The purchase price consisted of a cash contribution of $11,401,151 and the assumption of non-recourse debt of $18,304,565. Of the original 119 leases, 30 remain active with expiration dates ranging between January of 2005 and October of 2006.

o A 25% interest in certain equipment used in connection with the production of sodium chlorate, on lease to EKA Chemicals, Inc. Our initial cash contribution was $1,402,960, representing 25% of the total contribution, and the assumption of $526,499 in non-recourse debt. A lease renewal was executed on February 2, 2001, extending the expiration of the lease to July 2006, at which time title to the equipment will pass to the lessee.

o A .5025% interest in a coal handling facility on lease to Portland General Electric ("PGE"). The purchase price of the equipment was $27,421,810, of which the equity contribution was $15,193,097, and assumed non-recourse debt of $12,228,713. The General Partner of the Partnership is currently in negotiations with PGE for the purchase of the coal handling facility from the Partnership. The sale is expected to be completed during November 2004 with PGE acquiring ownership of the coal handling facility.

o A 99% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term expiring in January 2005. The purchase price for the aircraft was $18,878,699 consisting of our cash investment of $3,055,000 and the assumption of $15,823,699 in non-recourse debt.

o A 1% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aeromexico with the base term expiring in January 2005. The purchase price for the aircraft was $20,577,087 consisting of our pro rata share of $4,068,175 of cash and the assumption of our pro rata share of $16,508,912 in non-recourse debt.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period).

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently on the downside of a business cycle and this has resulted in depressed sales prices for assets such as our aircraft. It does not appear that the industry will recover significantly in the very near future. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Inability to Remarket Assets.

     If current lessees choose not to renew their leases or purchase the equipment when their leases expire, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value.

     The two McDonnell Douglas MD-83 aircraft on lease to Aeromexico are subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that we will be in position to realize residual proceeds on these aircraft. Accordingly, we are currently discussing with FINOVA the possibility of selling the aircraft back to FINOVA for the non-recourse debt balance.


     b. Results of Operations for the Three Months ended September 30, 2004 and 2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:

---------------------------------------- ----------------------------------
                                Quarters Ended, September 30, 2004 and 2003
---------------------------------------- ----------------------------------
---------------------------------------- --------------------- ------------
                                         2004 Quarter 2003 Quarter   Change
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Total Revenues                            $  289,710   $ 264,795    $  24,915
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Rental income                             $  231,986   $ 236,202    $  (4,216)
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Finance income                            $    9,592   $  10,541    $    (949)
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Net (loss) gain on sales of equipment
                                          $  (56,765)  $ (59,954)   $   3,189
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Income (loss) from investments in
joint ventures                            $  101,725   $  (4,568)   $ 106,293
---------------------------------------- ------------ ----------- -------------
---------------------------------------- ------------ ----------- -------------
Other income                              $    3,172   $  82,574    $ (79,402)
---------------------------------------- ------------ ----------- -------------

     Revenues for the 2004 Quarter increased by $24,915, or 9.4%, as compared to the 2003 Quarter. Income from investments in joint ventures increased primarily as a result of the termination of our investment in AIC Trust. The gain from this transaction exceeded any of the losses incurred in our other joint ventures, the most significant of which was a loss in our investment in ICON Receivables 1997-A LLC ("1997-A") due primarily to 1997-A writing off as uncollectible approximately $345,000 of receivables due from affiliates as bad debts. This increase to revenues was offset by a decrease in other income due to a loss recovery on a terminated lease in the 2003 Quarter, for which there was no corresponding recovery in the 2004 Quarter.

Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

------------------------------------------- ------------------------------------
                                    Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                           2004 Quarter  2003 Quarter  Change
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Total Operating Expenses                    $  288,138   $  506,661  $ (218,523)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Depreciation                                $     -      $  358,209  $ (358,209)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Interest                                    $  273,458   $  265,423  $    8,035
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
General and administrative                  $   18,740   $   48,914  $  (30,174)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Management fees - General Partner           $     -      $   27,104  $  (27,104)

------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Administrative expense reimbursements -
General Partner                             $     -      $   11,170  $  (11,170)

------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Minority interest                           $   (4,060)  $  (4,159)  $       99
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Reversal of provision for bad debts         $     -      $ (200,000) $  200,000
------------------------------------------- ----------- ------------ -----------

     Expenses for the 2004 Quarter decreased by $218,523, or 43.1%, as compared to the 2003 Quarter. The decrease in deprecation is due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the belief that the current book value of the aircraft approximates the current fair market value. The decrease in general and administrative expenses was principally related to a decrease in professional fees resulting from an overall reduction in our level of activities. The decrease in management fees and administrative expense reimbursements - General Partner was a result of the reduction in the average size of our lease portfolio and a decision by the General Partner to waive all future fees as of July 1, 2004. These decreases in expenses were offset by a reversal of the provision for bad debts in the 2003 Quarter, for which there was no corresponding amount in the 2004 Quarter.

Net Gain (Loss)

     As a result of the foregoing factors, net gain (loss) for the 2004 Quarter and 2003 Quarter was $1,572 and $(241,866), respectively. The net gain (loss) per weighted average limited partnership unit was $.01 and $(.63) for the 2004 Quarter and 2003 Quarter, respectively.

c.   Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

---------------------------------------- ---------------------------------------
                                     Periods Ended, September 30, 2004 and 2003
---------------------------------------- ---------------------------------------
---------------------------------------- --------------------- -----------------
                                         2004 Period  2003 Period     Change
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Total Revenues                            $854,462    $  892,585  $  (38,123)
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Rental income                             $695,961    $  844,699  $(148,738)
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Finance income                            $ 29,721    $   32,559  $  (2,838)
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Net gain (loss) on sales of equipment     $ 62,581    $ (210,706) $ 273,287
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Income (loss) from investments in
joint ventures                            $ 56,829    $  (33,355) $  90,184
---------------------------------------- ----------- ------------ ----------
---------------------------------------- ----------- ------------ ----------
Other income                              $  9,370    $  259,388   $(250,018)
---------------------------------------- ----------- ------------ ----------

     Revenues for the 2004 Period decreased $38,123, or 4.3%, as compared to the 2003 Period. Other income decreased due to both a one-time adjustment for a revised estimate of residual notes outstanding and a loss recovery on a terminated lease, for which there were no corresponding amounts in the 2004 Period. Rental income decreased primarily due to the expiration of the National Steel operating lease in the fourth quarter of 2003. These decreases in revenue were offset by an increase in net gain on sales of equipment resulting from recognition of additional gain of approximately $185,000 on a sale of equipment that was leased to National Broadcasting Corp. This amount was reserved to pay sales tax, however, no tax was applicable to the transaction. As well, income from investments in joint ventures increased primarily as a result of the termination of our investment in AIC Trust. The gain from this transaction exceeded any of the losses incurred in our other joint ventures, the most significant of which was a loss in our investment in ICON Receivables 1997-A LLC ("1997-A") due primarily to 1997-A writing off approximately $345,000 of receivables due from affiliates as bad debts.

Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

------------------------------------------- ------------------------------------
                                   Periods Ended, September 30, 2004 and 2003
------------------------------------------- ------------------------------------
------------------------------------------- ----------- ------------ -----------
                                            2004 Period 2003 Period    Change
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Total Operating Expenses                    $ 1,769,274 $  2,084,375  $(315,101)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Depreciation                                $   715,005 $  1,072,508  $(357,503)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Interest                                    $   910,424 $    838,587  $  71,837
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
General and administrative                  $   107,699 $    258,436  $(150,737)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Management fees - General Partner           $    35,156 $     93,070  $ (57,914)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Administrative expense reimbursements -
General Partner                             $    14,129 $     33,630  $ (19,501)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Amortization of initial direct costs        $      -    $        706  $    (706)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Minority interest                           $   (13,139)$    (12,562) $    (577)
------------------------------------------- ----------- ------------ -----------
------------------------------------------- ----------- ------------ -----------
Reversal of provision for bad debts         $      -    $   (200,000) $ 200,000
------------------------------------------- ----------- ------------ -----------

     Expenses for the 2004 Period decreased $315,101, or 15.1%, as compared to the 2003 Period. The decrease in depreciation is due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the belief that the current book value of the aircraft approximates the current fair value. The decrease in general and administrative expenses was due principally to a decrease in professional fees resulting from an overall reduction in the level of our activities. The decrease in management fees and administrative expense reimbursements - General Partner was a result of the reduction in the average size of our lease portfolio and a decision by the General Partner to waive all future fees as of July 1, 2004. These decreases in expenses were offset by an increase in interest due to a reconciliation of the non-recourse note payable debt for accrued interest associated with the Aeromexico lease. As well, during the 2003 Period, we had a reversal of bad debt expense for which there is no corresponding reversal in the 2004 Period.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $914,812 and $1,191,790, respectively. The net loss per weighted average limited partnership unit was $2.40 and $3.12 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     We believe there are sufficient funds necessary to maintain current operations. We expect to satisfy our payable to affiliates with future rental payments and sales proceeds. However, in the event that cash flow is insufficient to pay this obligation and our current level of expenses, we may be required to sell assets prior to maturity or borrow against future cash flows.

Operations

     Our primary source of liquidity for the 2004 Period and 2003 Period was distributions from joint ventures of $449,890 and $363,779, respectively. In the 2003 Period, we also realized proceeds of $303,841 from sales of equipment.

 Financings and Recourse Borrowings

     We have not made any recourse borrowings, and we do not plan to rely on financing to meet our current cash needs.

Distributions

     Cash distributions to partners for the 2004 Period and 2003 Period totaled $317,664 and $2,268,461, respectively. Such distributions are treated as a return of capital, as we recorded losses for both periods. We have not made any cash distributions since the first quarter and have no immediate plan to make any distributions until we have fulfilled our current obligations to affiliates.

Capital Resources

     At September 30, 2004, we are unaware of any specific need, apart from those obligations to affiliates, requiring capital resources to be funded by us.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity. Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The depressed value for aircraft has adversely affected the value of our McDonnell Douglas MD-83's on lease to Aeromexico. The current carrying value of the aircraft is less than the outstanding balance of the non-recourse debt. Accordingly, we are in discussions with the lender concerning selling both aircraft to the lender for the outstanding debt balance.

e.   Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. However, since we are in our disposition phase, the effects are anticipated to be minimal. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases may be expected to increase with inflation as the cost of similar new and used equipment increases).

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, primarily changes in interest rates and the demand for equipment and residuals owned by us.

     We attempt to manage our interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by our lease investments.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us.

Item 6 - Exhibits

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

                                  ICON Cash Flow Partners L.P. Six
                                  By its General Partner,
                                  ICON Capital Corp.



        November 15, 2004         /s/ Thomas W. Martin
    --------------------------    -----------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 15, 2004

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 15, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp. sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2004

Exhibit 32.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated: November 15, 2004



 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners L.P. Six

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)

                               September 30, 2004

Exhibit 32.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 15, 2004



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Six