Form 10-K
period 2004-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2005-04-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                    or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            0-28136
                       ---------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-4006824
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York  10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code         (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the units of the registrant.

                                Table of Contents





Item

PART I

1.  Business                                                                          3

2.  Properties                                                                        4

3.  Legal Proceedings                                                                 4

4.  Submission of Matters to a Vote of Security Holders                               4

PART II

5.  Market for the Registrant's Securities and Related Security Holder Matters        5

6.  Selected Financial Data                                                           6

7.  General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                           7-14

7A. Qualitative and Quantitative Disclosures About Market Risk                       15

8.  Financial Statements                                                          16-35

9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                            36

9A. Controls and Procedures                                                          36

9B. Other Information                                                                36

PART III

10. Directors and Executive Officers of the Registrant's Manager                  37-38

11. Executive Compensation                                                           39

12. Security Ownership of Certain Beneficial Owners and Management                   39

13. Certain Relationships and Related Transactions                                   39

14. Principal Accountant Fees and Services                                           39

PART IV

15. Exhibits, Financial Statement and Schedules                                      40

SIGNATURES                                                                           41

    Certifications                                                                42-45


                                     PART I

Item 1. Business

     General Development of Business

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "our" refers to the Partnership.

     Our maximum offering was $120,000,000 and we commenced business operations on our initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted representing $36,731,939 of capital contributions bringing the total admission to 383,857.12 units aggregating $38,385,712 in capital contributions. From 1995 through 2004, we redeemed 6,098.65 limited partnership units leaving 377,758.47 limited partnership units outstanding at December 31, 2004.

     Our General Partner is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement.

     Segment Information

     We have only one operating segment: the business of owning equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 10, 2000, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) are selling our investments and distributing the cash from sales of such investments to our partners after the end of the reinvestment period, which is the disposition period.

     Our reinvestment period ended November 10, 2000, and the disposition period began immediately thereafter. During the disposition period, we will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of our operations and affairs. We have and will not invest in any additional finance or lease transactions during the disposition period.

     At December 31, 2004 and 2003, we had total assets of $9,751,921 and $11,534,680, respectively. During the year ended December 31, 2004, our total revenue was $1,077,843, which was derived from one lease which accounted for 97% of our rental income. We incurred a net loss for the year ended December 31, 2004 of $998,444. For the year ended December 31, 2003, our total revenue was $1,135,294, which was derived from two leases which accounted for 95% of our rental income. We incurred a net loss for the year ended December 31, 2003 of $3,109,672. For the year ended December 31, 2002, our total revenue was $4,835,007 which was derived from two leases which accounted for 86% of our rental income. We incurred net income for the year ended December 31, 2002 of $114,894.

     We have no direct employees. The General Partner has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     For the years ended December 31, 2004, 2003 and 2002 we did not finance or purchase any new equipment.

     During January 2005 our lease, and the related non-recourse note payable, for a McDonnell Douglas MD-83 Aircraft (the "Aircraft") with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") expired. The lessee has continued to operate the Aircraft and has made monthly rental payments in accordance with the terms of the expired lease. The lender has a security interest in the Aircraft and an assignment of the rental payments under the lease so the payments being made by the lessee are used to pay amounts due under the non-recourse note payable due January 2005. We are currently negotiating to transfer title of the Aircraft to the lender in payment of the balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,339,699 at December 31, 2004.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website is not deemed to be part of this Annual Report on Form 10-K. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                               Number of Equity Security Holders
               Title of Class                         as of March 15, 2005
------------------------------------           ---------------------------------
               General Partner                                 1
              Limited Partners                             2,278

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 10, 2000. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our limited partners totaling $314,487, $2,417,343 and $2,462,627, respectively. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our general partner totaling $3,177, $24,418 and $24,875, respectively.

     Our reinvestment period ended November 10, 2000. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $0.94 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $0.94 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

Item 6. Selected Financial Data

     The selected financial data should be read together with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.




                                                                 Year Ended December 31,
                                                           ------------------------------------
                                                    2004         2003         2002          2001          2000
                                                    -----        ----         -----         ----          ----

Total revenue                                 $   1,077,843  $  1,135,294   $ 4,835,007  $ 4,724,024    $  5,893,091
                                              =============  ============   ===========  ===========    ============
Net (loss) income (a)                         $    (998,444) $ (3,109,672)  $   114,894  $  (348,138)   $  2,289,451
                                              =============  ============   ===========  ===========    ============
Net (loss) income allocable
  to limited partners (a)                     $    (988,460) $ (3,078,575)  $   113,745  $  (344,657)   $  2,266,556
                                              =============  ============   ===========  ===========    ============
Net (loss) income allocable
  to general partner (a)                      $      (9,984) $    (31,097)  $     1,149  $    (3,481)   $     22,895
                                              =============  ============   ===========  ===========    ============

Weighted average number of limited
  partnership units outstanding                     377,758       377,790       378,278      378,288         378,383
                                              =============  ============   ===========  ===========    ============
Net (loss) income per weighted average
  limited partnership unit (a)                $       (2.62) $      (8.15)  $      0.30  $     (0.91)   $       5.99
                                              =============  ============   ===========  ===========    ============

Distributions to limited partners             $     314,487  $  2,417,343   $ 2,462,627  $ 3,488,143    $  3,858,906
                                              =============  ============   ===========  ===========    ============
Distributions per weighted average
  limited partner unit                        $        0.83  $       6.40   $      6.51  $      9.22    $     10.20
                                              =============  ============   ===========  ===========    ===========
Distributions to the general partner          $       3,177  $     24,418   $    24,875  $    35,204    $    38,995
                                              =============  ============   ===========  ===========    ===========

(a) During the year ended December 31, 2003 we recorded an impairment loss provision of $1,500,000 or $3.75 per weighted average limited partnership unit.




                                                            December 31,
                                                   -----------------------------
                               2004              2003           2002              2001               2000
                               -----            -----           ----             ------              -----

 Total assets               $9,751,921       $11,534,680       $17,096,062      $26,589,619       $36,337,813
                            ==========       ===========       ===========      ===========       ===========
 Notes payable              $9,339,699       $ 9,043,249       $ 9,190,418      $15,596,106       $21,194,679
                            ==========       ===========       ==========       ===========       ===========
 Partners' equity           $  220,456       $ 1,536,564       $ 7,089,371      $ 9,463,279       $13,334,764
                            ==========       ===========       ==========       ===========       ===========


Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

     o    changes in our industry, interest rates or the general economy;

     o    the degree and nature of our competition;

     o    availability of qualified personnel;

     o cash flows from operating activities may be less than our current level of expenses and debt obligations; o the financial condition of lessees; and o lessee defaults.

     a. Overview

     We are an equipment leasing business formed on July 8, 1993 which began active operations on November 12, 1993. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was borrowed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Capital Resources and Liquidity

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that the cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not receive any additional fees in connection with such reinvestments.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

         Air Transportation Industry

     o A 99% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term expiring January 2005. The purchase price for the aircraft was $18,878,699, consisting of our pro rata share of $3,055,000 of cash and the assumption of our pro rata share of the $15,823,699 in non-recourse debt.

         Chemical Industry

     o We have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. The lease will expire on July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. Our contribution to the purchase price was $1,402,960 of cash and $526,499 in non-recourse debt.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the disposition period).

     Portfolio Activity

     Aeromexico

     The McDonnell Douglas MD-83 aircraft on lease to Aeromexico is subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that we will be in a position to realize residual proceeds on this aircraft. Accordingly, we are currently discussing with FINOVA the possibility of selling the aircraft back to FINOVA in satisfaction of the outstanding non-recourse debt balance.

     Sodium Chlorate Production Facility

     This facility is currently on a one dollar buy out lease to EKA Chemicals, Inc. We expect to receive three more semi-annual rental payments during January 2005, July 2005 and January 2006 for a total of $558,750.

     Portland Gas & Electric

     We have a .5025% interest in a joint venture which owns a coal handling facility on lease to Portland General Electric. This lease has been extended and is currently scheduled to expire on January 23, 2010, at which time the lessee has the option to renew for another 15 years. On May 6, 2004, the joint venture refinanced the non-recourse debt related to this asset for $11,193,368 which is due on January 23, 2010 and accrues interest at 3.65% per year. We received a distribution of $36,406 from the excess proceeds of the renegotiated debt. We are currently having negotiations with PGE for the purchase of the coal handling facility from the joint venture and completion of the sale is anticipated during 2005.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Chemical Manufacturing Industry

     EKA Chemicals, Inc. is the world's largest producer of sodium chlorate, which is an integral part of the bleaching process for wood pulp. EKA has nine manufacturing plants throughout the United States of America as well as plants in Brazil, Canada, Chile, Finland, France, Norway and Sweden. In general the industries that use wood pulp; paper, paperboard and pulp products are expecting the first half of 2005 to be positive and demand for these products to remain strong throughout 2005.

     Air Transportation Industry

     The aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future with the recent increases in the price of gasoline and the fare wars within the air transportation industry. We are optimistic that a recovery will occur within two to three years. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable non-recourse where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable non-recourse is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

b. Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:

                                                                   Years Ended December 31,
                                                        2004                  2003           Change
                                                        ----                  ----           ------

Total revenue                                        $     1,077,843   $     1,135,294    $      (57,451)
                                                     ===============   ===============    ==============

Rental income                                        $       926,002   $     1,076,686    $     (150,684)
Finance income                                       $        39,307   $        43,095    $       (3,788)
Net gain (loss) on sales of equipment                $      (121,565)  $      (263,552)   $      141,987
Income (loss) from investments in joint ventures     $        40,567   $       (74,009)   $      114,576
Interest income                                      $         9,386   $            55    $        9,331
Other income                                         $       184,146   $       353,019    $    (168,873)


     Revenues for 2004 decreased by $57,451, or 5%, as compared to 2003. The decrease in rental income was due to equipment on lease to National Steel, previously held as investments in operating leases, which was sold at the end of 2003. During 2004, we terminated leases and incurred a smaller loss on sales of equipment than when we did in 2003. The increase in income (loss) from investments in joint ventures is due primarily to the dissolution of our investment in AIC Trust. Other income for the year ended December 31, 2004 of $184,146 relates to management's revised estimate that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2004. Other income for the year ended December 31, 2003 of $353,019, is comprised of the following; $160,883 of a residual note payable that was written down to our estimate of the current balance due, $136,283 relating to a legal settlement for a lease, which was terminated in December 2002, and $55,903 relating to our revised estimated that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2003.

Expenses for 2004 and 2003 are summarized as follows:

                                                             Years Ended December 31,
                                                 ------------------------------------------------
                                                    2004             2003             Change
                                                   -----             ----             -------

Total expenses                              $      2,076,287   $      4,244,966   $   (2,168,679)
                                            ================   =================  ===============

Depreciation                                $        715,005   $      1,430,010   $     (715,005)
Impairment loss provision                   $             -    $      1,500,000   $   (1,500,000)
Interest                                    $      1,196,450   $      1,105,218   $       91,232
General and administrative                  $        125,609   $        298,305   $     (172,696)
Management fees - General Partner           $         35,156   $        106,843   $      (71,687)
Administrative expense reimbursements -
General Partner                             $         14,130   $         39,635   $      (25,505)
Amortization of initial direct costs        $             -    $            706   $         (706)
Reversal of provision for bad debts         $             -    $       (204,018)  $      204,018
Minority interest                           $        (10,063)  $        (31,733)  $       21,670


     Expenses for 2004 decreased by $2,168,679, or 51%, over 2003. The decrease in expenses is a result of overall reduced fund activity. The decrease in depreciation is due to management's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the value of the aircraft approximating its fair value at that time. The decrease in impairment loss is due to an impairment charge on the Aeromexico aircraft in 2003 which was not deemed necessary in 2004. The decrease in general and administrative expenses was primarily due to a reduction in professional fees due to the above mentioned reduction in fund activity. The provision for bad debts reversal in 2003 was due to management's review of the allowance for doubtful accounts and the conclusion that the allowance was overstated at that time. No such reversal was deemed necessary in 2004.

     Net Loss

     As a result of the foregoing factors, net loss in 2004 and 2003 was $998,444 and $3,109,672, respectively. The net loss per weighted average number of limited partnership units outstanding was $2.62 and $8.15 for 2004 and 2003, respectively.

c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

Revenue for 2003 and 2002 are summarized as follows:

                                                                           Years Ended December 31,
                                                                 --------------------------------------------
                                                               2003                  2002             Change
                                                              ------                -----             -------

Total revenue                                          $         1,135,294   $       4,835,007   $   (3,699,713)
                                                       ===================   ==================  ===============

Rental income                                          $         1,076,686   $       3,093,545   $   (2,016,859)
Finance income                                         $            43,095   $         446,985   $     (403,890)
Net gain (loss) on sales of equipment                  $          (263,552)  $       1,153,371   $   (1,416,923)
Income (loss) from investments in joint ventures       $           (74,009)  $         139,346   $     (213,355)
Interest income                                        $                55   $           1,760   $       (1,705)
Other income                                           $           353,019   $              -    $      353,019


     Revenues for 2003 decreased by $3,699,713, or 77%, as compared to 2002. The decrease in rental income was due primarily to the expiration of operating leases and the subsequent sale of the underlying equipment. Finance income decreased due to the reduction in the average size of the finance lease portfolio. Net gain (loss) on sales of equipment decreased from a gain to a loss. Income (loss) from investments in joint ventures decreased from income to a loss. Other income increased due to both a one-time adjustment for a revised estimate of residual notes outstanding and a loss recovery on a terminated lease, for which there were no corresponding amounts in 2002.

Expenses for 2003 and 2002 are summarized as follows:


                                                                      Years Ended December 31,
                                                                 ---------------------------------
                                                           2003                  2002              Change
                                                           ----                  ----              ------

Total expenses                                   $           4,244,966   $      4,720,113   $        (475,147)
                                                 =====================   ================   ==================

Depreciation                                     $           1,430,010   $      2,073,803   $        (643,793)
Impairment loss provision                        $           1,500,000   $             -    $       1,500,000
Interest                                         $           1,105,218   $      1,604,884   $        (499,666)
General and administrative                       $             298,305   $        577,829   $        (279,524)
Management fees - General Partner                $             106,843   $        320,138   $        (213,295)
Administrative expense reimbursements -
  General Partner                                $              39,635   $        142,061   $        (102,426)
Amortization of initial direct costs             $                 706   $          4,857   $          (4,151)
Reversal of provision for bad debts              $            (204,018)  $             -    $        (204,018)
Minority interest                                $             (31,733)  $         (3,459)  $         (28,274)


     Expenses for 2003 decreased by $475,147, or 10%, over 2002. The decrease in depreciation was due to the expiration of operating leases and the subsequent sale of the underlying equipment. The increase in impairment loss is due to an impairment charge on the Aeromexico aircraft in 2003 which was not deemed necessary in 2002. The decrease in interest is due to a reduction in the average debt outstanding from 2002 to 2003. The decrease in general and administrative expenses was primarily due to a reduction in professional fees. The decreases in management fees - General Partner and administrative expense reimbursements - General Partner were a result of the reduction in the average size of the Partnership's lease portfolio. The provision for bad debts decreased due to management's review of the allowance for doubtful accounts and the conclusion that the allowance was overstated at that time. No such reversal was deemed necessary in 2002.

     Net Loss

     As a result of the foregoing factors, net (loss) income in 2003 and 2002 was $(3,109,672) and $114,894, respectively. The net (loss) income per weighted average number of limited partnership units outstanding was $(8.15) and $.30 for 2003 and 2002, respectively.

     d.   Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, from cash being generated from our leases, distributions from our joint ventures and sales proceeds, we have sufficient cash to continue our operations into the foreseeable future. We satisfied our payable to affiliates with rental payments and expect to satisfy other obligations and pay other expenses with future rental payments and sales proceeds.

     Our primary source of funds in 2004 and 2003 was from distributions received from joint ventures of $452,140 and $379,779, respectively. In 2003, we also realized proceeds of $953,841 from sales of equipment.

     Our primary cash outflows were cash distributions to partners. We made distributions to limited partners for the years ended December 31, 2004, 2003
and  2002  of  $314,487,  $2,417,343  and  $2,462,627,   respectively.  We  made
distributions to the General Partner for the years ended December 31, 2004, 2003 and 2002 of $3,177, $24,418, and $24,875, respectively.

     For the years ended December 31, 2004, 2003, and 2002, we had cash flows provided by (used in) operations of $203,117, $447,350 and $(510,914), respectively. For additional information, please refer to our consolidated statements of cash flows located in Item 8, Financial Statements and Supplementary Data.

     Financings and Borrowings

     At December 31, 2004, we are a party to non-recourse debt. The lender has a security interest in equipment relating to the non-recourse debt and an assignment of the rental payments under the lease. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. For a discussion of the aggregate maturities of our non- recourse debt refer to Note 5 in our consolidated financial statements located in Item 8, Financial Statements and Supplementary Data.

     We have not made any recourse borrowings, and we do not plan to rely on financing to meet our current cash needs.

     Distributions

     Our reinvestment period ended on November 10, 2000, and the disposition period commenced. During the disposition period we will distribute substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period. As a result of our entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds generated during the period.

We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 10, 2000. For the years ended December 31, 2004 and 2003, we paid distributions to our limited partners totaling $314,487 and $2,417,343, respectively. For the years ended December 31, 2004 and 2003, we paid distributions to our general partner totaling $3,177 and $24,418, respectively.

     Commitments

     At December 31, 2004 we are a party to non-recourse debt that expired during January 2005. The lender has a security interest in the Aircraft and an assignment of the rental payments under the lease. Payments are being made by the lessee directly to the lender on the non-recourse debt that was due January 2005. We are currently negotiating to transfer title of the Aircraft to the lender for the outstanding balance of the non-recourse debt. At December 31, 2004 we had an outstanding balance of $9,339,699.

     Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

     o The market for aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that the market will recover. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the aircraft in our portfolio.

     o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.

     e.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate receivables. The payments under leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm                            17

Consolidated Balance Sheets at December 31, 2004 and 2003                        18-19

Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002                                               20

Consolidated Statement of Changes in Partners' Equity for the Years Ended
   December 31, 2002, 2003 and 2004                                               21

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                             22-23

Notes to Consolidated Financial Statements                                      24-35


The Partners
ICON Cash Flow Partners L.P. Six


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) and subsidiaries as of
December  31,  2004  and  2003  and  the  related  consolidated   statements  of
operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 1, the Partnership's reinvestment period ended November 11, 2000 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.


/s/ Hays & Company LLP


March 12, 2005
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS


                                                    2004             2003
                                                   -----             -----

  Cash and cash equivalents                    $       34,167    $       44,339
                                               --------------    --------------

  Investments in finance leases:
    Minimum rents receivable                          563,313           383,486
    Estimated unguaranteed residual values                 -            649,909
    Unearned income                                    (2,967)           (9,700)
    Allowance for doubtful accounts                        -            (93,679)
                                              ---------------    ---------------

       Net investment in finance leases               560,346           930,016
                                              ---------------    --------------

  Investments in operating leases:
    Equipment, at cost                             17,714,798        17,886,854
    Accumulated depreciation                       (8,668,859)       (8,049,110)
                                              ----------------   --------------

       Net investments in operating leases          9,045,939         9,837,744
                                              ---------------    --------------

 Investments in joint ventures                         86,524           595,464
  Other assets, net                                    24,945           127,117
                                              ---------------    --------------

       Total assets                           $     9,751,921    $   11,534,680
                                              ===============    ==============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY




                                                                   2004          2003
                                                                   -----         -----

     Note payable - non-recourse and accrued interest      $    9,339,699    $     9,043,249
     Security deposits and deferred credits                         7,337            161,243
     Accounts payable and accrued expenses                          7,613            242,988
     Due to affiliates, net                                       150,000            513,757
     Minority interest                                             26,816             36,879
                                                           --------------    ---------------

 Total liabilities                                              9,531,465          9,998,116
                                                           --------------    ---------------

     Commitments and Contingencies

     Partners' equity:
       General Partner                                           (325,480)          (312,319)
       Limited Partners (377,758.47 units outstanding,
          $100 per share original issue price)                    545,936          1,848,883
                                                           --------------   ----------------

       Total partners' equity                                     220,456          1,536,564
                                                           --------------   ----------------

      Total liabilities and partners' equity               $    9,751,921   $     11,534,680
                                                           ==============    ===============









See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,




                                                                 2004                2003              2002
                                                                ------               -----            -----
 Revenue:
   Rental income                                          $           926,002   $     1,076,686   $    3,093,545
   Finance income                                                      39,307            43,095          446,985
   Net (loss) gain on sales of equipment                             (121,565)          (263,552)       1,153,371
   Income (loss) from investments in joint ventures                    40,567           (74,009)         139,346
   Interest income                                                      9,386                55            1,760
   Other income                                                       184,146            353,019              -
                                                         -------------------   ----------------- --------------

      Total revenue                                                 1,077,843         1,135,294        4,835,007
                                                         --------------------  ----------------  ---------------

 Expenses:
   Depreciation                                                       715,005         1,430,010        2,073,803
   Impairment loss provision                                               -          1,500,000              -
   Interest                                                         1,196,450         1,105,218        1,604,884
   General and administrative                                         125,609           298,305          577,829
   Management fees - General Partner                                   35,156           106,843          320,138
   Administrative expense reimbursements - General partner             14,130            39,635          142,061
   Amortization of initial direct costs                                    -                706            4,857
   Reversal of provision for bad debts                                     -           (204,018)             -
   Minority interest                                                  (10,063)          (31,733)          (3,459)
                                                         --------------------- ----------------- ----------------

      Total expenses                                                2,076,287         4,244,966        4,720,113
                                                         ====================  ================  ===============

 Net (loss) income                                        $          (998,444)  $    (3,109,672)  $      114,894
                                                          ====================  ================  ==============

 Net (loss) income allocable to:
   Limited partners                                       $          (988,460)  $    (3,078,575)  $      113,745
   General Partner                                                     (9,984)          (31,097)           1,149
                                                         --------------------- ----------------- ---------------

                                                          $          (998,444)  $    (3,109,672)  $      114,894
                                                          ====================  ================ ===============

 Weighted average number of
   limited partnership units outstanding                              377,758           377,790          378,278
                                                          ===================  ================  ===============

 Net (loss) income per weighted average
   limited partnership unit                               $             (2.62)  $         (8.15)  $         0.30
                                                          ===================   ================  ===============




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004




                                     Limited Partner Distributions
                                      (Per weighted average unit)                           Total
                                               Return of     Investment      Limited       General          Partners'
                                                Capital        Income       Partners        Partner          Equity
                                                -------        ------       --------        -------          ------

Balance at January 1, 2002                                              $    9,696,357   $ (233,078)  $       9,463,279

 Limited partnership units
   redeemed (30 units)                                                          (1,300)        -                 (1,300)
 Cash distributions to partners            $      6.21  $        0.30       (2,462,627)     (24,875)         (2,487,502)
 Net income                                                                    113,745        1,149             114,894
                                                                        --------------   ----------   -----------------

Balance, December 31, 2002                                                   7,346,175     (256,804)          7,089,371

 Limited partnership units
   redeemed (500 units)                                                         (1,374)        -                 (1,374)
 Cash distributions to partners            $      6.40  $        -          (2,417,343)     (24,418)         (2,441,761)
 Net loss                                                                   (3,078,575)     (31,097)         (3,109,672)
                                                                        ---------------  -----------  ------------------

Balance, December 31, 2003                                                   1,848,883     (312,319)          1,536,564

 Cash distributions to partners            $      0.83  $        -            (314,487)      (3,177)           (317,664)
 Net loss                                                                     (988,460)      (9,984)           (998,444)
                                                                       ----------------  -----------  ------------------

Balance, December 31, 2004                                              $      545,936   $ (325,480)  $         220,456
                                                                       ===============   ===========  =================




See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,





                                                                              2004            2003              2002
                                                                              ----            -----             ----

 Cash flows from operating activities:
    Net (loss) income                                            $          (998,444)  $   (3,109,672)   $        114,894
    Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating activities:
        Rental income paid directly to lenders by lessees                   (900,000)        (900,000)         (2,914,890)
        Finance income portion of receivables
         paid directly to lenders by lessees                                     -                 -             (402,157)
        Interest expense on non-recourse financing
         paid directly to lenders by lessees                               1,196,450        1,059,417           1,475,740
        Depreciation                                                         715,005        1,430,010           2,073,803
        Impairment loss provision                                                -          1,500,000                 -
        Amortization of initial direct costs and loan fees                       -             46,507             134,001
        Reversal of provision for bad debts                                      -           (204,018)                -
        Net loss (gain) on sales of equipment                                121,565         263,552          (1,153,371)
        (Income) loss from investments in joint ventures                     (40,567)          74,009            (139,346)
        Minority interest                                                    (10,063)         (31,733)             (3,459)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                   365,767          360,299             258,437
        Other assets, net                                                     (4,847)         123,332             126,476
        Security deposits and deferred credits                                (8,148)        (193,016)             47,265
        Accounts payable and accrued expenses                               (222,609)          (3,211)            (41,122)
        Due to affiliates, net                                               (10,992)           3,854             (87,674)
        Other                                                                    -             28,020                 489
                                                                 ------------------    --------------    ----------------

 Net cash provided by (used in) operating activities                         203,117          447,350            (510,914)
                                                                 -------------------   --------------    -----------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                           5,000          953,841           2,309,673
    Distributions received from investments in joint ventures                452,140          379,779             508,966
                                                                 -------------------   --------------    ----------------

 Net cash provided by investing activities                                   457,140        1,333,620           2,818,639
                                                                 -------------------- ---------------   ------------------

 Cash flows from financing activities:
   (Repayments to) proceeds from affiliates                                 (352,765)         502,765                 -
    Cash distributions to partners                                          (317,664)      (2,441,761)         (2,487,502)
    Redemption of limited partnership units                                      -             (1,374)             (1,300)
                                                                 -------------------  ----------------  ------------------

 Net cash used in financing activities                                      (670,429)      (1,940,370)         (2,488,802)
                                                                 -------------------- ----------------  ------------------

 Net decrease in cash and cash equivalents                                   (10,172)        (159,400)           (181,077)
 Cash and cash equivalents, beginning of the year                             44,339          203,739             384,816
                                                                 -------------------  ---------------   -----------------

 Cash and cash equivalents, end of the year                      $            34,167   $       44,339    $        203,739
                                                                 ===================   ==============    ================




See accompanying notes to consolidated financial statements.

                      ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,





                                                                           2004               2003               2002
                                                                           ----               -----              ----
 Supplemental disclosure of cash flow information:

       Cash paid during the year for interest                       $             -      $            -      $       -
                                                                   ===================   ================    ============

 Supplemental disclosure of non-cash investing and financing activities:

      Principal and interest from finance leases
       paid directly to lender by lessee                           $              -      $        306,586    $  4,966,538
                                                                   ===================   ================    ============
      Rental income from operating leases
        paid directly to lender by lessee                          $           900,000   $        900,000    $  2,914,890
                                                                   ===================   ================    ============
      Principal and interest on non-recourse financing
       paid directly  to lender by lessee                          $           900,000   $      1,206,586    $  7,881,428
                                                                   ====================  ================    ============





See accompanying notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 10, 2000; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) is selling the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The Partnership's reinvestment period ended November 10, 2000 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The Partnership's maximum offering was $120,000,000. The Partnership commenced business operations on its initial closing date, March 31, 1994, with the admission of 16,537.73 limited partnership units at $100 per unit representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 (the final closing date), 367,319.39 additional units were admitted, bringing the total admissions to 383,857.12 units aggregating
$38,385,712 in capital contributions. Between 1995 and 2004 the Partnership redeemed 6,098.65 limited partnership units resulting in 377,758.47 limited partnership units outstanding at December 31, 2004.

     The General Partner is a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

      Investment in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment provision will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or market value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following the specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Per Unit Data

     Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

     Revenue Recognition

     The Partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The Partnership's notes payable - non-recourse approximates fair value at December 31, 2004 due to its near term maturity.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements for the year ended December 31, 2003 to conform to the current period presentation.

(3)    Joint Ventures

     The Partnership and its affiliates, entities also managed by the General Partner, formed seven joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed ICON Cash Flow Partners L.L.C. II ("LLC II") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "Aircraft"). The Aircraft was leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. The lessee continues to operate the Aircraft and is making monthly rental payments in accordance with the terms of the expired lease. The General Partner is having discussions with the lender to transfer title of the Aircraft to the lender for the outstanding balance of the non-recourse debt. The Partnership and Series E acquired interests of 99% and 1%, respectively, in LLC II. LLC II acquired the Aircraft by assuming certain non-recourse debt and utilizing cash received from the Partnership and Series E. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,339,699 at December 31, 2004.

     The  six  joint  ventures   described  below  are  minority  owned  by  the
Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C.I

     The Partnership and an affiliate, Series E, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON LLC") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "Aircraft"). The Aircraft was leased to Aeromexico for $75,000 per month. This lease expired during January 2005. The lessee continues to operate the Aircraft and is making monthly rental payments in accordance with the terms of the expired lease. The General Partner is having discussions with the lender to transfer title of the Aircraft to the lender for the non-recourse debt. The Partnership and Series E acquired interests of 1% and 99%, respectively, in ICON LLC.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     Information as to the financial position and results of operations of ICON LLC at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                            December 31,
                                       2004              2003
                                   -------------    -------------
Assets                             $  12,213,311    $  13,422,558
                                   =============    =============
Liabilities                        $   9,712,310    $   9,433,146
                                   =============    =============
Equity                             $   2,501,001    $   3,989,412
                                   =============    =============
Partnership's share of equity      $      25,010    $      39,894
                                   =============    =============

                                       Years Ended December 31,
                                       2004              2003
                                   -------------    -------------
Net loss                           $  (1,488,406)   $ (3,427,854)
                                   =============    =============
Partnership's share of net loss    $     (14,884)   $    (34,279)
                                   =============    =============

     ICON Receivables 1997-A LLC

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E, and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series D, Series E and L.P. Seven own, 31.03%, 17.81%, 31.19%, and 19.97%, respectively, in 1997-A.

     At December 31, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the financial position and results of operations of 1997-A at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:


                                                December 31,
                                           2004              2003
                                       -------------    -------------
Assets                                 $     107,229    $     810,802
                                       =============    =============
Liabilities                            $      62,005    $     595,106
                                       =============    =============
Equity                                 $      45,224    $     215,696
                                       =============    =============
Partnership's share of equity          $      14,022    $      66,930
                                       =============    =============

                                          Years Ended December 31,
                                           2004              2003
                                       -------------    -------------
Net loss                               $   (170,469)    $    (88,676)
                                       =============    =============
Partnership's share of net loss        $    (52,905)    $    (27,516)
                                       =============    =============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Receivables 1997-B L.L.C.

     The Partnership and two affiliates, Series E and L.P. Seven, formed ICON Receivables 1997-B L.L.C. ("1997-B") contributed and assigned equipment leases, finance receivables and residuals or to 1997-B for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Seven each contributed cash, equipment leases and residuals to 1997-B and own 8.33%, 75.00% and 16.67% interests, respectively, in 1997-B.

     At December 31, 2004, 1997-B's operations have been liquidated as the note holders have been repaid for most of their investment in 1997-B. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the financial position and results of operations of 1997-B at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:


                                                           December 31,
                                                      2004              2003
                                                  -------------    -------------
         Assets                                   $      38,558    $   1,756,597
                                                  =============    =============
         Liabilities                              $      38,558    $   1,681,931
                                                  =============    =============
         Equity                                   $         -      $      74,666
                                                  =============    =============
         Partnership's share of equity            $         -      $       6,219
                                                  =============    =============

                                                     Years Ended December 31,
                                                      2004              2003
                                                  -------------    -------------
         Net income (loss)                        $     131,462    $   (341,507)
                                                  =============    ============
         Partnership's share of net income (loss) $      10,952    $    (28,447)
                                                  =============    =============
         Distributions                            $     206,128    $        -
                                                  =============    =============
         Partnership's share of distributions     $      17,170    $        -
                                                  =============    =============


     ICON/Boardman Facility LLC

     The Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004, the Partnership, L.P. Seven and Fund Eight A owned interests of .5025%, .5025% and 98.995% interests, respectively, in ICON BF. Effective September 24, 2004, L.P. Seven assigned its .5025% interest to Fund Eight A in exchange for $65,325.

     The General Partner is currently in negotiations with PGE for their purchase of the coal handling facility from ICON BF. The sale is expected to be completed during 2005 with PGE acquiring ownership of the coal handling facility.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     Information as to the financial position and results of operations of ICON BF at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                  December 31,
                                             2004              2003
                                         -------------    -------------
Assets                                   $  19,193,175    $  21,366,282
                                         =============    =============
Liabilities                              $  10,904,912    $   7,314,376
                                         =============    =============
Equity                                   $   8,288,263    $  14,051,906
                                         =============    =============
Partnership's share of equity            $      41,649    $      70,611
                                         =============    =============

                                            Years Ended December 31,
                                             2004              2003
                                         -------------    -------------
Net income                               $   1,481,386    $   1,442,100
                                         =============    =============
Partnership's share of net income        $       7,444    $       7,247
                                         =============    =============
Distributions                            $   7,245,027    $      -
                                         =============    =============
Partnership's share of distributions     $      36,406    $      -
                                         =============    =============

     ICON/AIC Trust

     The Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases for equipment located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate in effect at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Seven and Fund Eight A owned a 25.51%, 30.76% and 43.73% interest, respectively, in AIC Trust.

     The Partnership recognized an additional $107,519 of foreign currency translation gains from this transaction which is included in income from investments in joint ventures in the accompanying statements of operations.

     Information as to the financial position and results of operations of ICON BF at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:


                                                 December 31,
                                            2004              2003
                                        -------------    -------------
Assets                                  $         -      $   1,330,632
                                        =============    =============
Liabilities                             $         -      $          -
                                        =============    =============
Equity                                  $         -      $   1,330,632
                                        =============    =============
Partnership's share of equity           $         -      $     339,444
                                        =============    =============

                                           Years Ended December 31,
                                            2004              2003
                                        -------------    -------------
Net income                              $       7,700    $      37,009
                                        =============    =============
Partnership's share of net income       $       1,964    $       9,441
                                        =============    =============
Distributions                           $   1,378,141    $   1,396,948
                                        =============    =============
Partnership's share of distributions    $     351,564    $     356,361
                                        =============    =============

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Cheyenne LLC

     The Partnership and three affiliates, L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of leases. At December 31, 2004, the Partnership, L.P. Seven, Fund Eight A and Fund Eight B had ownership interests of 1.0%, 1.27%, 1.0% and 96.73%, respectively, in ICON Cheyenne.

     The outstanding balance of the non-recourse debt secured by these assets, at December 31, 2004 was $397,850. The leases expire on various dates through September 2006.

     Information as to the financial position and results of operations of ICON Cheyenne at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                               December 31,
                                          2004              2003
                                      -------------    -------------
Assets                                $   1,241,215    $  10,440,643
                                      =============    =============
Liabilities                           $     656,923    $   3,204,090
                                      =============    =============
Equity                                $     584,292    $   7,236,553
                                      =============    =============
Partnership's share of equity         $       5,843    $      72,366
                                      =============    =============

                                         Years Ended December 31,
                                          2004              2003
                                      -------------    -------------
Net loss                              $  (1,952,262)   $     (45,540)
                                      =============    =============
Partnership's share of net loss       $     (19,523)   $        (455)
                                      =============    =============
Distributions                         $   4,700,001    $   2,341,759
                                      =============    =============
Partnership's share of distributions  $      47,000    $      23,418
                                       =============    =============

(4)    Investments in Operating Leases

     Investments in operating leases, which now consists solely of the aircraft owned by LLC II, is summarized as follows at December 31:



                                         2004             2003              2002
                                    -------------     -------------    -------------

Equipment, beginning of year        $  19,386,854     $  21,965,262    $  22,051,594
Equipment dispositions                   (172,056)       (2,578,408)         (86,332)
                                     ------------     -------------    --------------

Equipment, end of year                 19,214,798        19,386,854       21,965,262
                                     ------------     -------------    -------------


 Impairment, beginning of year         (1,500,000)              -              -
 Impairment loss provision                     -         (1,500,000)           -
                                     ------------      ------------     -------------

 Impairment, end of year               (1,500,000)       (1,500,000)           -
                                     ------------      ------------     -------------

Equipment at cost, end of year         17,714,798        17,886,854       21,965,262
                                     ------------      ------------     -------------


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investments in Operating Leases - continued



Accumulated depreciation, beginning of year             (8,049,110)       (7,876,081)      (5,831,958)
Accumulated depreciation on equipment
  dispositions                                              95,256          1,256,981          29,680
Depreciation expense                                      (715,005)       (1,430,010)      (2,073,803)
                                                      ------------     -------------     ------------
Accumulated depreciation, end of year                   (8,668,859)      (8,049,110)       (7,876,081)
                                                      ------------     -------------     ------------



 Net investment in operating leases, end of year      $   9,045,939     $   9,837,744    $  14,089,181
                                                      =============     =============    =============



     During 2003, LLC II recorded an impairment loss provision on the Aeromexico aircraft of $1,500,000. This impairment loss provision was a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

(5)    Note Payable - Non Recourse

     At December 31, 2004 and 2003, the Partnership had an outstanding note payable - non-recourse of $9,339,699 and $9,043,249, respectively. Interest is accrued at 11.83% per annum and the note is secured by the Aircraft on lease with Aeromexico.

     The note matured in January 2005. As discussed in Note 3, the lender has a security interest in the Aircraft and an assignment of the rental payments under the lease. Payments are being made by the lessee to the lender on the note payable non-recourse. The General Partner is currently negotiating to transfer title of the Aircraft to the lender in satisfaction of the outstanding non-recourse debt balance.

(6) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

     At December 31, 2004 and 2003, the partners' equity accounts included in the consolidated financial statements totaled $220,456 and $1,536,564, respectively. The partners' capital for Federal income tax purposes at December 31, 2004 and 2003 totaled $(3,165,713) and $(2,787,845) (unaudited), respectively. The difference arises primarily from sales expenses reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(6)    Income Taxes (Unaudited) - continued

     The following table reconciles net (loss) income for financial statement reporting purposes to the loss for Federal income tax purposes as follows:




                                                      Years Ended December 31,
                                          ------------------------------------------------
                                               2004             2003              2002
                                          -------------     -------------    -------------
  Net (loss) income per consolidated

    financial statements                  $   (998,444)     $ (3,109,672)    $     114,894
  Differences due to:
    Direct finance leases                           -                -           (432,017)
    Depreciation and amortization               672,423        2,644,958         1,311,741
    Recovery for losses                             -         (2,581,637)              -
    Gain on sale of equipment                   552,326          711,185            50,505
    Other                                      (286,508)      (1,886,080)          438,863
                                          -------------     ------------     --------------
  Net (loss) income for Federal
    income tax purposes                   $     (60,203)    $ (4,221,246)    $   1,483,986
                                          =============     ============     =============



(7)    Transactions with Related Parties

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective for the period from July 1, 2004 through December 31, 2004, the General Partner voluntarily decided to waive its right to management fees and administrative expense reimbursements.

     Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:


                                                     Years Ended December 31,
                                         ------------------------------------------------
                                              2004             2003              2002
                                         -------------     -------------    -------------
 Management fees                         $      35,156     $     106,843    $     320,138
 Administrative expense reimbursements          14,130            39,635          142,061
                                         -------------     -------------    -------------

   Total                                 $      49,286     $     146,478    $     462,199
                                         =============     =============    =============


     At December 31, 2004, the Partnership had a net payable of $150,000 due to L.P. Seven which related to distributions received from AIC Trust on behalf of L.P. Seven. This amount was repaid in January 2005.

(8)    Concentration Risks

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk.

     The Partnership had one lease for the years ended December 31, 2004, 2003 and 2002 that represents approximately 97%, 84% and 71%, respectively, of the Partnership's rental income.

                       ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(9)    Other Income

     Other income for the year ended December 31, 2004 of $184,146 relates to management's revised estimate that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2004.

     Other income for the year ended December 31, 2003 of $353,019, is comprised of the following; $160,883 of a residual note payable that was written down to managements estimate of the current balance due, $136,283 relating to a legal settlement for a lease, which was terminated in December 2002, and $55,903 relating to managements revised estimated that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2003.

(10) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and 2003:




                                                                 Quarters Ended in 2004
                                               March 31,        June 30,      September 30,  December 31,
                                               ---------        --------      -------------  ------------

 Revenue                                     $    251,608    $      313,144   $    289,710    $   223,381
                                             ============    ===============  ============    ===========
 Net (loss) income allocable
   to limited partners                       $   (532,724)   $     (374,496)  $      1,556    $   (82,796)
                                             ============    ==============   ============    ===========
 Net (loss) income per weighted average
   limited partnership unit                  $      (1.41)   $       (0.99)   $       0.01    $     (0.23)
                                             =============   ==============   ============    ===========




                                                                Quarters Ended in 2003
                                               March 31,      June 30,     September 30,   December 31,
                                               ---------      --------     -------------   ------------

 Revenue                                     $    287,352    $      340,438   $  264,795   $    242,709
                                             ============    ==============   ===========  =============
 Net loss allocable to limited partners      $   (559,688)   $     (380,737)  $ (239,447)  $ (1,898,703)
                                             =============   ===============  ===========  =============
 Net loss per weighted average
   limited partnership unit                  $      (1.48)   $        (1.01)  $    (0.63)  $      (5.03)
                                             =============   ===============  ===========  =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9a. Controls and Procedures

     We  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

     The manager of our business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    Our officers and directors are:

 Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director
 Paul B. Weiss            President and Director
 Thomas W. Martin         Executive Vice President, Chief Financial Officer
                             and Director
 Michael A. Reisner       Senior Vice President and General Counsel
 Sean E. Hoel             Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

         Code of Ethics

     The General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.




        Entity       Capacity          Compensation             2004           2003        2002
------------------   ---------------   --------------------   -----------  -----------  -----------
ICON Capital Corp.   General Partner   Management fees        $    35,156  $   106,843  $   320,138
                                                              ===========  ===========  ===========
ICON Capital Corp.   General Partner   Administrative fees    $    14,130  $    39,635  $   142,061
                                                              ===========  ===========  ===========


     The General Partner also has a 1% interest in our profits and distributions. We paid distributions to the General Partner of $3,177, $24,418 and $24,875, respectively, for the years ended December 31, 2004, 2003 and 2002. Additionally, the General Partner's interest in our net (loss) income was $(9,984), $(31,097) and $1,149, respectively, for the years ended December 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 31, 2005, Directors and Officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.


Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 7 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                             2004              2003
                                         -------------    -------------
     Audit fees                          $      27,000    $      24,000
     Audit related fees                            -                -
     Tax fees (for compliance)                  18,400              638
                                         -------------    -------------

                                         $      45,400    $      24,638
                                         =============    =============

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Part II, Item 8 hereof.

2. Financial Statement Schedules - None.

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

(ii) Form of Selling Dealer Agreement (Incorporated by reference to Exhibit 1.2 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993) (iii) Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

(iv) Unconsolidated Joint Venture Financial Statements for ICON Receivables 97-A LLC - at and for the year ended December 31, 2002; ICON/AIC Trust - at and for the year ended December 31, 2002 and ICON Cheyenne LLC - at and for the year ended December 31, 2002 incorporated herein by reference to the Form 10-K No. 0-28136.

(v) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ICON Cash Flow Partners L.P. Six File No. 0-28136 (Registrant) By its General Partner, ICON Capital Corp.

Date:    April 15, 2005         /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:    April 15, 2005          /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:    April 15, 2005          /s/ Paul B. Weiss
                                 Paul B. Weiss
                                 President and Director


Date:    April 15, 2005          /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: April 15, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: April 15, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Cash Flow Partners L.P. Six

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership. Dated: April 15, 2005

             /s/ Beaufort J.B. Clarke
             ------------------------------------------------------
            Beaufort J.B. Clarke
            Chairman and Chief Executive Officer
            ICON Capital Corp.
            Manager of ICON Cash Flow Partners L.P. Six

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership. Dated: April 15, 2005

            /s/ Thomas W. Martin
            -------------------------------------------------------
            Thomas W. Martin
            Executive Vice President (Principal
            Financial and Accounting Officer)
            ICON Capital Corp.
            Manager of ICON Cash Flow Partners L.P. Six