Form 10-Q
period 2005-06-30
ICON CASH FLOW PARTNERS L P SIX
filed 2005-08-15
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                        June 30, 2005
                       ---------------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periodthat the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

                        ICON Cash Flow Partners L.P. Six
                                      Index




PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                                3-4

         Condensed Consolidated Statements of Operations for the three months
           and six months ended June 30, 2005 and 2004 (Unaudited)                               5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           six months ended June 30, 2005 (Unaudited)                                            6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                            7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                      9-11

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                  12-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         19

     Item 4.  Controls and Procedures                                                            20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                  21

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        21

     Item 3.  Defaults Upon Senior Securities                                                    21

     Item 4.  Submission of Matters to a Vote of Security Holders                                21

     Item 5.  Other Information                                                                  21

     Item 6.  Exhibits                                                                           21

         Signatures                                                                              22

         Certifications                                                                       23-26

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                           (Unaudited)
                                              June 30,          December 31,
                                               2005                 2004
                                               ----                 ----

 Cash and cash equivalents                 $      74,858     $      34,167
                                           -------------     -------------

 Investments in finance leases:
    Minimum rents receivable                     372,500           563,313
    Unearned income                               (1,033)           (2,967)
                                           -------------     -------------

      Net investment in finance leases           371,467           560,346
                                           -------------     -------------

 Investments in operating leases:
    Equipment, at cost                        17,600,639        17,714,798
    Accumulated depreciation                  (8,619,020)       (8,668,859)
                                           -------------     -------------

      Net investments in operating leases      8,981,619         9,045,939
                                           -------------     -------------

 Due from affiliates                              68,308                -
 Investments in joint ventures                        -             86,524
 Other assets, net                                22,499            24,945
                                           -------------     -------------

      Total assets                         $   9,518,751     $   9,751,921
                                           =============     =============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY

                                                           (Unaudited)
                                                             June 30,        December 31,
                                                               2005              2004
                                                               ----              ----

 Note payable - non-recourse and accrued interest          $ 9,437,261      $    9,339,699
 Security deposits and deferred credits                             -                7,337
 Accounts payable and accrued expenses                           2,316               7,613
 Due to affiliates, net                                             -              150,000
 Minority interest                                                  -               26,816
                                                           -----------      --------------

    Total liabilities                                        9,439,577           9,531,465
                                                           -----------      --------------

 Commitments and Contingencies

 Partners' equity:
    General Partner                                           (326,893)           (325,480)
    Limited Partners (377,758.47 units outstanding,
      $100 per unit original issue price)                      406,067             545,936
                                                           -----------      --------------

    Total partners' equity                                      79,174             220,456
                                                           -----------      --------------

    Total liabilities and partners' equity                 $ 9,518,751      $    9,751,921
                                                           ===========      ==============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                                     2005              2004             2005             2004
                                                                     ----              ----             ----             ----
 Revenue:
   Rental income                                              $    229,651     $     231,988     $       461,629     $     463,975
   Finance income                                                      970            10,062               1,934            20,129
   Net loss on sales of equipment                                  (13,732)          (64,800)            (11,436)          (64,800)
   Income (loss) from investments in joint ventures                 16,082           (48,260)             11,506           (44,896)
   Other income                                                      3,730           184,154               3,730           190,344
                                                              ------------     -------------     ---------------     -------------

 Total revenue                                                     236,701           313,144             467,363           564,752
                                                              ------------     -------------     ---------------     ------------

 Expenses:
   Depreciation                                                     -                357,502                -              715,005
   Interest                                                        265,727           272,053             547,562           636,966
   General and administrative                                       31,438            47,826              62,059            88,959
   Management fees - General Partner                                -                 12,896                -               35,156
   Administrative expense reimbursements - General Partner          -                  5,191                -               14,129
   Minority interest                                                  (407)           (4,045)               (976)           (9,079)
                                                              ------------     -------------     ---------------     -------------

 Total expenses                                                    296,758           691,423             608,645         1,481,136
                                                              ------------     -------------     ---------------     -------------

 Net loss                                                     $    (60,057)    $    (378,279)    $      (141,282)    $    (916,384)
                                                              ============     =============     ===============     =============

 Net loss allocable to:
   Limited Partners                                           $   (59,456)     $    (374,496)    $      (139,869)    $    (907,220)
   General Partner                                                   (601)            (3,783)             (1,413)           (9,164)
                                                              -----------      -------------      ---------------     ------------

                                                              $   (60,057)     $    (378,279)    $      (141,282)    $    (916,384)
                                                              ===========      =============     ===============     =============

 Weighted average number of
    limited partnership units outstanding                          377,758           377,758             377,758           377,758
                                                              ============     =============     ===============     =============

 Net loss per weighted average
   limited partnership unit                                   $      (0.16)    $       (0.99)     $        (0.37)    $       (2.40)
                                                              ============     =============     ===============     =============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)


                                                                    Total
                               Limited             General        Partners'
                               Partners            Partner         Equity
                               --------            -------         -------

Balance, January 1, 2005    $     545,936        $  (325,480)    $    220,456

 Net loss                        (139,869)            (1,413)        (141,282)
                            -------------        -----------     ------------

Balance, June 30, 2005      $     406,067        $  (326,893)    $     79,174
                            =============        ============    ============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                   2005             2004
                                                                   ----             ----

 Cash flows from operating activities:
    Net loss                                                   $ (141,282)    $   (916,384)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Rental income paid directly to lenders by lessees        (450,000)        (450,000)
        Interest expense on non-recourse financing
          paid directly to lenders by lessees                     450,000          450,000
        Depreciation                                                   -           715,005
        Net loss (gain) on sales of equipment                      11,436         (119,346)
        (Income) loss from investments in joint ventures          (11,506)          44,896
        Non-cash portion of other income                           (3,730)              -
        Minority interest                                            (976)          (9,079)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables        184,317          369,107
        Other assets, net                                           2,446           11,860
        Accrued interest payable                                   97,562          186,966
        Security deposits and deferred credits                     (2,129)          (9,135)
        Accounts payable and accrued expenses                      (3,647)         (52,691)
        Due to affiliates, net                                   (150,000)        (168,822)
                                                               ----------    -------------

 Net cash (used in) provided by operating activities              (17,509)          52,377
                                                               ----------    -------------

 Cash flows provided by investing activities:
    Proceeds from sales of equipment                               50,000            5,000
    Distributions received from investments in joint ventures       8,200          270,713
                                                               ----------    -------------

 Net cash provided by investing activities                         58,200          275,713
                                                               ----------    -------------

 Cash flows used in financing activities:
    Cash distributions to partners                                     -          (317,664)
                                                               ----------    -------------

 Net increase in cash and cash equivalents                         40,691           10,426
 Cash and cash equivalents, beginning of the period                34,167           44,339
                                                               ----------    -------------

 Cash and cash equivalents, end of the period                  $   74,858     $     54,765
                                                               ==========     ============


See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                             2005              2004
                                                             ----              ----

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest               $        -        $        -
                                                         =============     =============

 Supplemental disclosure of non-cash
   investing and financing activities:
    Rental income from operating lease
     paid directly to lender by lessee                   $     450,000     $     450,000
                                                         =============     =============
    Interest on non-recourse financing paid directly
      to lender by lessee                                $     450,000     $     450,000
                                                         =============     =============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Six (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on July 8, 1993 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of its business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(2)    Organization - continued

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 in order to conform to the current period presentation.

(3)    Joint Ventures

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned an aircraft (the "LLC Aircraft") on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding balance of non-recourse debt owed to FINOVA. The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $1,800.

     ICON/Boardman Facility LLC

     The Partnership and an affiliate, ICON Income Fund Eight A L.P. ("Fund Eight A"), had ownership interests of .5025% and 99.4975%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,250,000. ICON BF recognized a net gain on the sale of approximately $4,834,000, of which the Partnership's portion of the gain was approximately $24,000. At June 30, 2005, Fund Eight A owes the Partnership approximately $68,000 for its proportionate share of the net proceeds from the joint venture.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement, the Partnership paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective July 1, 2004, the General Partner voluntarily decided to waive its right to future management fees and administrative expense reimbursements.

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:


                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                 2005            2004         2005           2004
                                                 ----            ----         ----           ----
Management fees                             $    -         $     12,896    $     -       $     35,156
Administrative expense reimbursements            -                5,191          -             14,129
                                            -----------    ------------    ----------    ------------

Total                                       $    -         $     18,087    $     -       $     49,285
                                            ===========    ============    ==========    ============


(5)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Six and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

Business Overview

     We are an equipment leasing business formed on July 8, 1993. We began active operations on November 12, 1993. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not incur any additional fees to the General Partner in connection with such reinvestments. Since November 11, 2000, we have been in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" lease in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners.

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

     Chemical Industry

     We have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received a rental payment of $186,250 during July 2005 and expect the final payment of $186,250 during January 2006. The lease will expire during July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. for one dollar. Our contribution to the purchase price was approximately $1,403,000 in cash and the assumption of approximately $526,000 of non-recourse debt.

Portfolio Activity for the Three Months Ended June 30, 2005

     McDonnell Douglas MD-83 Aircraft

     The lease with Aeromexico for the McDonnell Douglas MD-83 aircraft expired during January 2005. At that time, the non-recourse debt was due with a final balloon payment of approximately $9,300,000. We did not make the final balloon payment as scheduled and the debt continues to accrue interest at a rate of 11.83% per year. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Rental payments continue to be made and are being paid by the lessee directly to the lender. We are currently negotiating to transfer title of the aircraft to the lender in satisfaction of the outstanding balance of the non-recourse debt.

     Portland General Electric

     ICON/Boardman Facility LLC, a joint venture that we had a .5025% interest in, entered into a Memorandum of Agreement with the lessee to sell the coal handling facility effective May 27, 2005. The sale price was approximately $21,250,000. Our portion of the gain on the sale was approximately $24,000.

Economic and Industry Risk Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Chemical Manufacturing Industry

     EKA Chemicals, Inc. is the world's largest producer of sodium chlorate. Up to 95% of all sodium chlorate produced worldwide goes into the pulp and paper industry, where it is used to generate chlorine dioxide, the leading environmentally-compatible bleaching agent in the production of wood pulp for paper products. With growing environmental concerns, sodium chlorate is in even greater demand by papermakers as a key ingredient for making chlorine dioxide. The increase of paper and board production in major markets is expected to continue during 2005, further stimulating demand for pulp and paper chemicals. However, even as this industry enjoys sustained growth, factors beyond our control may adversely affect this industry and the financial situation of third parties to whom we lease sodium chlorate production equipment. The primary raw materials required to produce sodium chlorate are electricity, salt, and freshwater, with electricity comprising the single largest operational cost. Recent escalation of energy costs represents a risk, by reducing producer margins and increasing operational costs.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since November 11, 2000, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At June 30, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                                Three Months Ended June 30,
                                                                2005                2004              Change
                                                                ----                ----               ------
 Total revenue                                                $    236,701      $    313,144       $     (76,443)
                                                              ============      ============       ============

 Rental income                                                $    229,651      $    231,988       $      (2,337)
 Finance income                                               $        970      $     10,062       $      (9,092)
 Net loss on sales of equipment                               $    (13,732)     $    (64,800)      $      51,068
 Income (loss) from investments in joint ventures             $     16,082      $    (48,260)      $      64,342
 Other income                                                 $      3,730      $    184,154       $    (180,424)

     Revenues for the 2005 Quarter decreased by $76,443, or 24.4%, as compared to the 2004 Quarter. We are in our disposition period and decreases in total revenue are to be expected. The decrease in other income was due primarily to liabilities which were considered invalid in the 2004 Quarter and were therefore written off.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                                Three Months Ended June 30,
                                                                  2005               2004           Change
                                                                   ----              ----           ------

Total expenses                                                $   296,758       $    691,423       $    (394,665)
                                                              ============      ============       =============

Depreciation                                                  $        -        $    357,502       $    (357,502)
Interest                                                      $    265,727      $    272,053       $      (6,326)
General and administrative                                    $     31,438      $     47,826       $     (16,388)
Management fees - General Partner                             $        -        $     12,896       $     (12,896)
Administrative expense reimbursements -
  General Partner                                             $        -        $      5,191       $      (5,191)
Minority interest                                             $       (407)     $     (4,045)      $       3,638

     Expenses for the 2005 Quarter decreased by $394,665, or 57.1%, over the 2004 Quarter. The decrease in expenses is attributable to our being in our disposition period and having few remaining assets. The decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the value of the aircraft approximating its fair value at that time.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $60,057 and $378,279, respectively. The net loss per weighted average number of limited partnership units outstanding was $.16 and $.99 for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:

                                                                  Six Months Ended June 30,
                                                                  2005               2004            Change
                                                                  ----               ----            ------

Total revenue                                                 $    467,363      $    564,752     $       (97,389)
                                                              ============      ============     ==============

Rental income                                                 $    461,629      $    463,975     $        (2,346)
Finance income                                                $      1,934      $     20,129     $       (18,195)
Net loss on sales of equipment                                $    (11,436)     $    (64,800)    $        53,364
Income (loss) from investments in joint ventures              $     11,506      $    (44,896)    $        56,402
Other income                                                  $      3,730      $    190,344     $      (186,614)


     Revenues for the 2005 Period decreased by $97,389, or 17.2%, as compared to the 2004 Period. We are in our disposition period and decreases in income are to be expected. The decrease in other income was due primarily to liabilities which were considered invalid in the 2004 Period and were therefore written off.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                                 Six Months Ended June 30,
                                                                   2005             2004             Change
                                                                   ----             ----             ------

 Total expenses                                               $    608,645      $  1,481,136     $      (872,491)
                                                              ============      ============     ===============

 Depreciation                                                 $       -         $    715,005     $      (715,005)
 Interest                                                     $    547,562      $    636,966     $       (89,404)
 General and administrative                                   $     62,059      $     88,959     $       (26,900)
 Management fees - General Partner                            $       -         $     35,156     $      (35,156)
 Administrative expense reimbursements -
   General Partner                                            $       -         $     14,129     $       (14,129)
 Minority interest                                            $       (976)     $     (9,079)    $         8,103


     Expenses for the 2005 Period decreased by $872,491, or 58.9%, over the 2004 Period. The decrease in expenses is attributable to our being in our disposition period and having few remaining assets. The decrease in depreciation was due to management's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the value of the aircraft approximating its fair value at that time.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Period and the 2004 Period was $141,282 and $916,384, respectively. The net loss per weighted average number of limited partnership units outstanding was $.37 and $2.40 for the 2005 Period and the 2004 Period, respectively.

Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our lease, and distributions from our joint ventures, we have sufficient cash to continue our operations through our liquidation period, which we believe should end in another six to twelve months. We satisfied our payable to affiliates with rental payments and expect to satisfy other obligations and pay other expenses with future rental payments.

     Our primary source of funds for the 2005 Period was proceeds from sales of equipment of $50,000 and distributions received from joint ventures of $8,200. During July 2005, we received a rental payment of $186,250 from one of our lessees.

Financings and Recourse Borrowings

     At June 30, 2005, we are a party to non-recourse debt that expired during January 2005 with a required balloon payment of approximately $9,300,000, which was not paid. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Payments are currently being made by the lessee directly to the lender on the non-recourse debt that was due January 2005. We are currently negotiating to transfer title of the aircraft to the lender for the outstanding balance of the non-recourse debt.

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

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was November 11, 2000. We did not make any distributions in the 2005 Period.

Commitments

     At June 30, 2005, we are a party to a non-recourse loan agreement that expired during January 2005. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Payments are being made by the lessee directly to the lender on the non-recourse debt that was due January 2005. We are currently negotiating to transfer title of the aircraft to the lender for the outstanding balance of the non-recourse debt. At June 30, 2005, the debt had an outstanding principal balance of $9,437,261.

Management Fees and Administrative Expense Reimbursements

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement, the Partnership paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective July 1, 2004, the General Partner voluntarily decided to waive its right to future management fees and administrative expense reimbursements.

Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

     While evaluating our disclosure controls and procedures, we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, we hired a new senior vice president of accounting and we are in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosures included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

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

     No matters were submitted to a vote of security holders during the second quarter 2005.

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

ICON Cash Flow Partners L.P. Six (Registrant) By its General Partner, ICON Capital Corp.

Date:  August 15, 2005           /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Date:  August 15, 2005           /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                (Principal Financial and Accounting Officer)

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

Dated:  August 15, 2005

/s/ Beaufort J.B. Clarke
Beaufort J. B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated: August 15, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated:  August 15, 2005

 /s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated:  August 15, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

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