Form 10-Q
period 2005-09-30
ICON CASH FLOW PARTNERS L P SIX
filed 2005-11-14
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                September 30, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________


Commission File Number                               000-28136
                       ---------------------------------------------------------

                        ICON Cash Flow Partners L.P. Six
             (Exact name of registrant as specified in its charter)

            Delaware                                        13-3723089
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, New York, New York                           10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip code)

       (212) 418-4700 Registrant's telephone number, including area code


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                        ICON Cash Flow Partners L.P. Six
                                      Index


PART I - FINANCIAL INFORMATION



     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                         3-4

         Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2005 and 2004 (Unaudited)                   5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           nine months ended September 30, 2005 (Unaudited)                                6

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                  7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)               9-11

     Item 2.  General Partner's Discussion and Analysis of Financial Condition
                and Results of Operations                                               12-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

     Item 4.  Controls and Procedures                                                     18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 19

     Item 3.  Defaults Upon Senior Securities                                             19

     Item 4.  Submission of Matters to a Vote of Security Holders                         19

     Item 5.  Other Information                                                           19

     Item 6.  Exhibits                                                                    19

         Signatures                                                                       20

         Certifications                                                                21-24


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                            (Unaudited)
                                            September 30,       December 31,
                                                2005               2004
                                                ----               ----

Cash and cash equivalents                   $    308,784     $     34,167
                                            ------------     ------------

 Investments in finance leases:
    Minimum rents receivable                     186,250          563,313
    Unearned income                                 (545)          (2,967)
                                            ------------     ------------

      Net investment in finance leases           185,705          560,346
                                            ------------     ------------

 Investments in operating leases:
    Equipment, at cost                        17,600,639       17,714,798
    Accumulated depreciation                  (8,619,020)      (8,668,859)
                                            ------------     ------------

      Net investments in operating leases      8,981,619        9,045,939
                                            ------------     ------------

 Investments in joint ventures                        -            86,524
 Other assets, net                                22,440           24,945
                                            ------------     ------------

      Total assets                          $  9,498,548     $  9,751,921
                                            ============     ============

See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                       (Unaudited)
                                                       September 30,     December 31,
                                                          2005              2004
                                                          ----              ----

 Note payable - non-recourse and accrued interest     $   9,503,682     $   9,339,699
 Security deposits and deferred credits                         -               7,337
 Accounts payable and accrued expenses                          -               7,613
 Due to affiliates, net                                         -             150,000
 Minority interest                                              -              26,816
                                                      -------------     -------------

    Total liabilities                                     9,503,682         9,531,465
                                                      -------------     -------------

 Commitments and Contingencies

 Partners' equity:
    General Partner                                        (327,736)         (325,480)
    Limited Partners (377,758.47 units outstanding,
     $100 per unit original issue price)                     322,602          545,936
                                                     ---------------    -------------

    Total partners' equity                                   (5,134)          220,456
                                                     --------------     -------------

    Total liabilities and partners' equity           $    9,498,548     $   9,751,921
                                                     ==============     =============


See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                               2005           2004            2005         2004
                                                               ----           ----            ----         ----

 Revenue:
    Rental income                                     $         225,000   $    231,986   $  686,629   $  695,961
    Finance income                                                  488          9,592        2,422       29,721
    Net (loss) gain on sales of equipment                          (663)       (56,765)     (12,099)      62,581
    Income from investments in joint ventures                     5,516        101,725       17,022       56,829
    Other income                                                   (516)         3,172        3,214        9,370
                                                      -----------------   ------------   ----------   ----------

      Total revenue                                             229,825        289,710      697,188      854,462
                                                      -----------------   ------------   ----------   ----------

 Expenses:
    Depreciation                                                     -              -            -       715,005
    Interest                                                    291,421        273,458      838,983      910,424
    General and administrative                                   23,376         18,740       85,435      107,699
    Management fees - General Partner                                -              -            -        35,156
    Administrative expense reimbursements - General Partner          -              -            -        14,129
    Minority interest                                              (664)        (4,060)      (1,640)     (13,139)
                                                      ------------------  ------------  -----------   ----------

      Total expenses                                            314,133        288,138      922,778    1,769,274
                                                      -----------------   ------------  -----------   ----------

 Net (loss) income                                    $         (84,308)  $      1,572  $  (225,590)  $ (914,812)
                                                      =================   ============  ===========   ==========

 Net (loss) income allocable to:
    Limited Partners                                  $         (83,465)  $      1,556   $ (223,334)  $ (905,664)
    General Partner                                                (843)            16       (2,256)      (9,148)
                                                      ------------------  ------------   ----------   ----------

                                                      $         (84,308)  $      1,572   $ (225,590)  $ (914,812)
                                                      =================   ============   ==========   ==========

 Weighted average number of
    limited partnership units outstanding                       377,758        377,758      377,758      377,758
                                                      =================   ============   ==========   ==========

 Net (loss) income per weighted average
    limited partnership unit                          $           (0.22)  $       0.01   $    (0.59)  $    (2.40)
                                                      =================   ============   ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)


                                                                                 Total
                                 Units          Limited         General         Partners'
                               Outstanding      Partners        Partner          Equity
                               -----------      --------        -------          ------

 Balance, January 1, 2005       377,758.47     $   545,936    $    (325,480)  $     220,456

 Net loss                            -            (223,334)          (2,256)       (225,590)
                              --------------   -----------    -------------   -------------

 Balance, September 30, 2005    377,758.47     $   322,602    $    (327,736)  $      (5,134)
                              ==============   ===========    =============   =============



See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                2005                  2004
                                                                                ----                  ----
 Cash flows from operating activities:
    Net loss                                                            $       (225,590)     $     (914,812)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Rental income paid directly to lenders by lessees                       (675,000)           (675,000)
        Interest expense on non-recourse financing
          paid directly to lenders by lessees                                    675,000             675,000
        Depreciation                                                                  -              715,005
        Net loss (gain) on sales of equipment                                     12,099             (62,581)
        Income from investments in joint ventures                                (17,022)            (56,829)
        Non-cash portion of other income                                          (3,214)                 -
        Minority interest                                                         (1,640)            (13,139)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                       370,080             369,107
        Other assets, net                                                          2,505              28,529
        Accrued interest payable                                                 163,983             235,424
        Security deposits and deferred credits                                    (2,129)             18,914
        Accounts payable and accrued expenses                                     (5,963)           (103,130)
        Due to affiliates, net                                                  (150,000)           (355,181)
                                                                        ----------------      --------------

 Net cash provided by (used in) operating activities                             143,109            (138,693)
                                                                        ----------------      --------------

 Cash flows provided by investing activities:
    Proceeds from sales of equipment                                              50,000               5,000
    Distributions received from investments in joint ventures                     81,508             449,890
                                                                        ----------------      --------------

 Net cash provided by investing activities                                       131,508             454,890
                                                                        ----------------      --------------


 Cash flows used in financing activities:
    Cash distributions to partners                                                    -             (317,664)
                                                                        ----------------      --------------

 Net increase (decrease) in cash and cash equivalents                            274,617              (1,467)
 Cash and cash equivalents, beginning of the period                               34,167              44,339
                                                                        ----------------      --------------


 Cash and cash equivalents, end of the period                           $        308,784      $       42,872
                                                                        ================      ==============



See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)




                                                                                       2005           2004
                                                                                       ----           ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $         -      $       -
                                                                                 ==============   ============
 Supplemental disclosure of non-cash investing and financing activities:
    Rental income from operating lease paid directly to lender by lessee         $      675,000   $    675,000
                                                                                 ==============   ============
    Interest on non-recourse financing paid directly
        to lender by lessee                                                      $      675,000   $    675,000
                                                                                 ==============   ============


See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on July 8, 1993 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of its business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner. The Partnership anticipates completing its liquidation within the next three to six months.

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement (the "Management
Agreement") with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 in order to conform to the current period presentation.

(3)    Joint Ventures


     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E), had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft (the "LLC II Aircraft"). The LLC II Aircraft was leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. Aeromexico continued to operate the LLC II Aircraft after the lease expiration and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease.

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,500,000. Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt. The gain on this sale was approximately $637,000.

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, Series E, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned an aircraft (the "LLC Aircraft") on lease with Aeromexico. This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA. The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $1,800.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

                                            Three Months Ended                Nine Months Ended
                                                 September 30,                  September 30,
                                            2005            2004             2005          2004
                                            ----            ----             ----          ----

Management fees                        $       -      $         -     $       -      $       35,156
Administrative expense reimbursements          -                -             -              14,129
                                       ------------   -------------   -----------    --------------

 Total                                 $       -      $         -     $       -      $       49,285
                                       ============   =============   ===========    ==============

(5)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Six and our consolidated subsidiary.

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

o    the financial condition of lessees; and

o    lessee defaults.

Business Overview

     We are an equipment leasing business formed on July 8, 1993. We began active operations on November 12, 1993. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not incur any additional fees to the General Partner in connection with such reinvestments. Since November 11, 2000, we have been in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business. We anticipate completing our liquidation within the next three to six months.

     Our cash is generated from our interest in a sodium chlorate production facility and has one remaining payment of $186,250, which is due in January 2006.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

Chemical Industry

     We currently have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received a rental payment of $186,250 during July 2005 and expect the final payment of $186,250 during January 2006. The lease will expire during January 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. for a one dollar buy out. Our contribution to the purchase price was approximately $1,403,000 in cash and the assumption of approximately $526,000 of non-recourse debt.

Portfolio Activity for the Three Months Ended September 30, 2005

McDonnell Douglas MD-83 Aircraft

     The lease with Aeromexico for the McDonnell Douglas MD-83 aircraft expired during January 2005. At that time, the non-recourse debt was due with a final balloon payment of approximately $9,300,000. We did not make the final balloon payment as scheduled and the debt continued to accrue interest at a rate of 11.83% per year. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Rental payments continued to be made and were being paid by the lessee directly to the lender. On October 21, 2005 the aircraft was returned to the lender in exchange for the outstanding non-recourse debt balance owed to the lender.

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

Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by the General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by the General Partner, to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since November 11, 2000, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At September 30, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment as we continue to complete our disposition period.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                         Three Months Ended September 30,
                                                2005             2004         Change
                                                ----             ----         ------

 Total revenue                              $  229,825      $   289,710    $ (59,885)
                                            ==========      ===========    =========

 Rental income                              $  225,000      $   231,986    $  (6,986)
 Finance income                             $      488      $     9,592    $  (9,104)
 Net (loss) gain on sales of equipment      $     (663)     $   (56,765)   $  56,102
 Income from investments in joint ventures  $    5,516      $   101,725    $ (96,209)
 Other income                               $     (516)     $     3,172    $  (3,688)


     Total revenue for the 2005 Quarter decreased by $59,885 or 20.7%, as compared to the 2004 Quarter. We are in our disposition period and decreases in revenue are to be expected. During the 2004 Quarter, one of our joint ventures was terminated and we experienced a substantial gain. There was no such activity during the 2005 Quarter in our remaining joint ventures.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                             Three Months Ended September 30,
                                   2005        2004         Change
                                   ----        ----         ------

 Total expenses               $    314,133   $  288,138   $    25,995
                              ============   ==========   ===========

 Interest                     $    291,421   $  273,458   $    17,963
 General and administrative   $     23,376   $   18,740   $     4,636
 Minority interest            $       (664)  $   (4,060)  $     3,396

     Expenses for the 2005 Quarter increased by $25,995, or 9.0%, over the 2004 Quarter. The increase in expenses is primarily attributable to an increase in interest expense. This increase is a result of the terms of our note payable which calls for monthly debt service payments that are less than the monthly interest charge, therefore, interest expense is actually increasing over the term of the note payable.

     Net (Loss) Income

     As a result of the foregoing factors, net (loss) income in the 2005 Quarter and the 2004 Quarter was $(84,308) and $1,572, respectively. The net (loss) income per weighted average number of limited partnership units outstanding was $(0.22) and $0.01 for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:

                                               Nine Months Ended September 30,
                                                   2005               2004         Change
                                                  ----               ----         ------

Total revenue                                  $   697,188   $      854,462   $   (157,274)
                                               ===========   ==============   ============

 Rental income                                 $   686,629   $      695,961   $     (9,332)
 Finance income                                $     2,422   $       29,721   $    (27,299)
 Net (loss) gain on sales of equipment         $   (12,099)  $       62,581   $    (74,680)
 Income from investments in joint ventures     $    17,022   $       56,829   $    (39,807)
 Other income                                  $     3,214   $        9,370   $     (6,156)


     Total revenue for the 2005 Period decreased by $157,274, or 18.4%, as compared to the 2004 Period. We are in our disposition period and decreases in revenue are to be expected. During the 2004 Period one of our joint ventures was terminated and we experienced a substantial gain. There was no such activity during the 2005 Period in our remaining joint ventures.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                             Nine Months Ended September 30,
                                                                  2005              2004          Change
                                                                  ----              ----          ------
 Total expenses                                            $       922,778   $  1,769,274   $   (846,496)
                                                           ===============   ============   ============

 Depreciation                                              $            -    $    715,005   $   (715,005)
 Interest                                                  $       838,983   $    910,424   $    (71,441)
 General and administrative                                $        85,435   $    107,699   $    (22,264)
 Management fees - General Partner                         $            -    $     35,156   $    (35,156)
 Administrative expense reimbursements - General Partner   $            -    $     14,129   $    (14,129)
 Minority interest                                         $        (1,640)  $    (13,139)  $     11,499


     Expenses for the 2005 Period decreased by $846,496, or 47.8%, over the 2004 Quarter. The decrease in expenses is attributable to our being in our disposition period and having few remaining assets. The decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the value of the aircraft approximating its fair value at that time. The decrease in both management fees and administrative expense reimbursements to the General Partner was due to the General Partner's voluntary decision to waive its right to future management fees and administrative expense reimbursements, effective July 1, 2004.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Period and the 2004 Period was $225,590 and $914,812, respectively. The net loss per weighted average number of limited partnership units outstanding was $0.59 and $2.40 for the 2005 Period and the 2004 Period, respectively.

Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our lease, and distributions from our joint ventures, we have sufficient cash to continue our operations through our disposition period, which we believe should end in another three to six months. We satisfied our payable to affiliates with rental payments and expect to satisfy other obligations and pay other expenses with future rental payments.

     Our primary source of funds for the 2005 Period was proceeds from sales of equipment of $50,000 and distributions received from joint ventures of $81,508. During July 2005, we received a rental payment of $186,250 from one of our lessees and anticipate receiving the final lease payment of $186,250 during January 2006.

     Financings and Recourse Borrowings

     At September 30, 2005, we are a party to non-recourse debt that expired during January 2005 with a required balloon payment of approximately $9,300,000, which was not paid. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Payments were made by the lessee directly to the lender on the non-recourse debt that was due January 2005. On October 21, 2005 the aircraft was returned to the lender in exchange for the outstanding non-recourse debt balance owed to the lender.


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

     Commitments

     At September 30, 2005, we are a party to a non-recourse loan agreement that expired during January 2005. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Payments were made by the lessee directly to the lender on the non-recourse debt that was due January 2005. At September 30, 2005, the debt had an outstanding principal balance of $9,503,682. On October 21, 2005 the aircraft was returned to the lender in exchange for the outstanding non-recourse debt balance owed to the lender.

     Management Fees and Administrative Expense Reimbursements

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement, we paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by us or through joint ventures. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with our operations. Effective July 1, 2004, the General Partner voluntarily decided to waive its right to future management fees and administrative expense reimbursements.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

     We are a party to non-recourse debt that was due during January 2005 with a required balloon payment of approximately $9,300,000, which was not paid. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Payments were made by the lessee directly to the lender on the non-recourse debt that was due in January 2005. On October 21, 2005 the aircraft was returned to the lender in exchange for the outstanding non-recourse debt balance owed to the lender.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the third quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Cash Flow Partners L.P. Six (Registrant) By its General Partner, ICON Capital Corp.

Date:  November 14, 2005          /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Date:  November 14, 2005          /s/ Thomas W. Martin
                                  --------------------
                                  Thomas W. Martin
                                  Executive Vice President and Director
                                  (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  November 14, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 14, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 14, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Cash Flow Partners L.P. Six, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Cash Flow Partners L.P. Six.

Dated:  November 14, 2005

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