Form 10-K
period 2005-12-31
ICON CASH FLOW PARTNERS L P SIX
filed 2006-03-31
CIK 910632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended   December 31, 2005
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number           000-28136
                       ---------------------------------------------------------


                        ICON Cash Flow Partners L.P. Six
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-4006824
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                   Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York                 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  Units of limited partnership
                                                             interests

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the limited partnership units of the registrant.

Number of outstanding limited partnership units of the registrant on March 15, 2006 is 377,758.

                       Documents Incorporated by Reference
None.

                                Table of Contents

                                     PART I


                                                                                             Page
Item 1.    Business                                                                            1

Item 1A.   Risk Factors                                                                        3

Item 1B.   Unresolved Staff Comments                                                           3

Item 2.    Properties                                                                          3

Item 3.    Legal Proceedings                                                                   3

Item 4.    Submission of Matters to a Vote of Security Holders                                 3

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder Matters          4

Item 6.    Selected Consolidated Financial Data                                                4

Item 7.    General Partner's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                          6

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                         11

Item 8.    Consolidated Financial Statements                                                  12

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                           29

Item 9A.   Controls and Procedures                                                            29

Item 9B.   Other Information                                                                  29

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner               30

Item 11.   Executive Compensation                                                             31

Item 12.   Security Ownership of Certain Beneficial Owners and General Partner
           and Related Security Holder Matters                                                31

Item 13.   Certain Relationships and Related Transactions                                     32

Item 14.   Principal Accountant Fees and Services                                             32

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                         32

     SIGNATURES                                                                               33


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PLSRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

     Our History

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership will continue until December 31, 2010, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refers to the Partnership.

     Our General Partner is ICON Capital Corp. (our "General Partner"), a Connecticut corporation. Our General Partner manages and controls the business affairs, including, but not limited to, our equipment leases and financing transactions under the terms of a management agreement with us.

     Our maximum offering was $120,000,000 and we commenced business operations on our initial closing date, November 12, 1993, with the issuance of 16,538 limited partnership units representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995, the date of our final closing, 367,319 additional limited partnership units were sold representing $36,731,939 of capital contributions bringing the total admission to 383,857 limited partnership units representing $38,385,712 of capital contributions. In the period from November 8, 1995 through December 31, 2005 we redeemed 6,099 limited partnership units. At December 31, 2005 we had 377,758 limited partnership units outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective was to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 10, 2000, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) disposed of our investments and are distributing the cash from sales of such investments to our partners during our disposition period which began in November 2000. We anticipate completing our disposition period during the Spring of 2006.

     With the proceeds from the sale of our limited partnership units, we primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially the entire rental payments received from a lessee was paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment exceeded the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchased equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which ended on November 10, 2000. After the reinvestment period, we began selling our assets in the ordinary course of business during a time frame called the "disposition period."

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to our limited partners and 1% to our General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our limited partners and 10% to our General Partner.

     At December 31, 2005 and 2004, we had total assets of $522,149 and $9,751,921, respectively. For the year ended December 31, 2005, our revenue from rental income and finance income was $724,372, which was derived from one lessee which accounted for 99% of our rental income and finance income. We had net income for the year ended December 31, 2005 of $301,693. For the year ended December 31, 2004, our revenue from rental income and finance income total revenue was $965,309, which was derived from one lessee which accounted for 97% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $998,444. For the year ended December 31, 2003, our revenue from rental income and finance income was $1,119,781, which was derived from one lessee which accounted for 84% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2003 of $3,109,672.

     At December 31, 2005 we have no remaining leases and are in the process of winding up our operations which we expect to complete during the Spring of 2006.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we generally believe to be creditworthy.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Employees

     We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     We are in our disposition period and we anticipate completing our disposition during the Spring of 2006. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o        the technological and economic obsolescence of equipment;
o        management and other fees paid by us; and
o        increases in our expenses (including taxes and insurance expense).

     Our General Partner's decisions are subject to conflicts of interest with us.

     Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above those of our interests. Our General Partner sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions."

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In General Partner's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                                    Number of Partners
               Title of Class                      as of March 15, 2006
------------------------------------         -------------------------------
               General Partner                                 1
              Limited Partners                               2,260

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 10, 2000. We did not pay any distributions during the year ended December 31, 2005. For the two years ended December 31, 2004 distributions to our limited partners totaled $314,487, and $2,417,343 respectively. For the two years ended December 31, 2004 we paid distributions to our General Partner totaling $3,177, and $24,418, respectively.

     Our reinvestment period ended November 10, 2000. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period. We anticipate completing our disposition during the Spring of 2006.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, we estimated that our Units do not have any value per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8. Financial Statements contained elsewhere in our Annual Report on Form 10-K.

                                                                           Year Ended December 31,
                                                                          -----------------------
                                                      2005           2004            2003           2002          2001
                                                      ----          -----            ----           -----         ----
 Total revenue (a)                                   $1,387,606     $1,077,843     $ 1,135,294    $ 4,835,007     $4,724,024
                                                     ==========     ==========     ===========    ===========     ==========
 Net income (loss) (a, b)                            $  301,693     $ (998,444)    $(3,109,672)   $   114,894     $ (348,138)
                                                     ==========     ==========     ===========    ===========     ==========
 Net income (loss) allocable to limited
partners (b)                                         $  298,676     $ (988,460)    $(3,078,575)   $   113,745     $ (344,657)
                                                     ==========     ==========     ===========    ===========     ==========
 Net income (loss) allocable to general partner
(b)                                                  $    3,017     $   (9,984)    $   (31,097)   $     1,149     $   (3,481)
                                                     ==========     ==========     ===========    ===========     ==========

 Weighted average number of limited
        partnership units outstanding                   377,758        377,758         377,790        378,278        378,288
                                                     ==========     ==========     ===========    ===========     ==========
 Net income (loss) per weighted average
        limited partnership unit(a,b)                $     0.79     $    (2.62)    $     (8.15)   $      0.30     $    (0.91)
                                                     ==========     ==========     ===========    ===========     ==========

 Distributions to limited partners                   $      -       $  314,487     $ 2,417,343    $ 2,462,627     $3,488,143
                                                     ==========     ==========     ===========    ===========     ==========
 Distributions per weighted average
        limited partnership unit                     $      -       $     0.83     $      6.40    $      6.51     $     9.22
                                                     ==========     ==========     ===========    ===========     ==========
 Distributions to the General Partner                $      -       $    3,177     $    24,418    $    24,875     $   35,204
                                                     ==========     ==========     ===========    ===========     ==========

                                                                                 December 31,
                                                                                 ------------
                                                        2005           2004            2003           2002             2001
                                                        ----           ----            ----           ----             ----
 Total assets                                        $  522,149     $9,751,921     $11,534,680    $17,096,062     $26,589,619
                                                     ==========     ==========     ===========    ===========     ===========
 Notes payable                                       $      -       $9,339,699     $ 9,043,249    $9,190,418      $15,596,106
                                                     ==========     ==========     ===========    ==========      ===========
 Partners' equity                                    $  522,149     $  220,456     $ 1,536,564    $7,089,371      $ 9,463,279
                                                     ==========     ==========     ===========    ==========      ===========


(a) During the year ended December 31, 2005 we had gains on sales from equipment of approximately $631,000, or $1.67 per weighted average limited partner unit.

(b) During the year ended December 31, 2003 we recorded an impairment loss provision of $1,500,000 or $3.97 per weighted average limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Our General Partner's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing fund formed on July 8, 1993. We began active operations on November 12, 1993. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all the rental payments received from a lessee was paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price paid for the equipment. We are currently completing our disposition period, wherein we have sold our assets and are seeking to wind up operations during the Spring of 2006.

     Lease and Other Significant Transactions

     During the year ended December 31, 2005, we engaged in the following sales of leased equipment. We did not purchase, finance or sell any equipment for the years ended December 31, 2004 and 2003.

     Chemical Industry

     We had a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received rental payments of $186,250 each during July and December 2005. The lease expired with the final rental payment in December 2005, at which time title in the equipment passed to EKA Chemicals, Inc. for a one dollar buy out.

     Sale of Interest in ICON Cheyenne LLC

     On December 28, 2005, we sold our 1.0% ownership interest in ICON Cheyenne LLC to ICON Income Fund Eight B L.P. ("Fund Eight B"), an entity also managed by our General Partner, for approximately $4,800, thereby increasing Fund Eight B's ownership in ICON Cheyenne LLC to 97.73%. This amount represented our fair value in ICON Cheyenne LLC at December 28, 2005. Fair value was determined using a cash flow analysis of the remaining leases.

     Sale of two McDonnell Douglas MD-83 Aircraft

     We along with ICON Cash Flow Partners, L.P., Series E ("Series E"), had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C. II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft on lease Aerovias de Mexico, S.A. de C.V. ("Aeromexico") which expired during January 2005. Aeromexico continued to operate the aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease. On October 21, 2005, LLC II sold the aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000. LLC II's gain on this sale was approximately $637,000, of which the Partnership's portion is approximately $631,000.

     We along with Series E, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned a McDonnell Douglas MD-83 aircraft on lease with Aeromexico which expired during January 2005. Aeromexico continued to operate the aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease. On June 14, 2005, ICON LLC sold the aircraft to FINOVA in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA of approximately $9,831,000. ICON LLC's gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $1,800.

     Coal Handling Facility

     We had a 0.5025% interest in ICON/Boardman Facility LLC, a joint venture, an entity also managed by our General Partner that entered into a Memorandum of Agreement with the lessee to sell the coal handling facility effective May 27, 2005. The sale price was approximately $21,250,000. Our portion of the gain on the sale was approximately $24,000.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from economic impact of natural disasters appears unfounded, that gross domestic product (GDP) increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process, they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     We sold our final leased assets during December 2005 and we have no remaining assets other than cash. We expect to be liquidating during the Spring of 2006.

         Revenue for 2005 and 2004 are summarized as follows:


                                                                             Years Ended December 31,
                                                                             -----------------------
                                                                        2005            2004           Change
                                                                        ----            ----           ------
 Total revenue                                                      $1,387,606     $ 1,077,843    $   309,763
                                                                    ==========     ===========    ===========

 Rental income                                                      $  721,629     $   926,002    $  (204,373)
 Finance income                                                     $    2,743     $    39,307    $   (36,564)
 Net gain (loss) on sales of equipment                              $  631,066     $  (121,565)   $   752,631
 Income (loss) from investments in joint ventures                   $   23,312     $    40,567    $   (17,255)
 Interest income                                                    $       -      $     9,386    $    (9,386)
 Other income                                                       $    8,856     $   184,146    $  (175,290)


     Total revenue for 2005 increased by $309,763, or 28.7%, as compared to 2004 which was primarily due to a net gain on sales of equipment. Offsetting this increase we experienced decreases in every other revenue category which is consistent with our winding up of operations during 2005.

         Expenses for 2005 and 2004 are summarized as follows:



                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                        2005            2004         Change
                                                                        ----            ----         ------
 Total expenses                                                     $1,085,913     $ 2,076,287    $  (990,374)
                                                                    ==========     ===========    ==========

 Depreciation                                                       $     -        $   715,005    $  (715,005)
 Interest                                                           $  989,641     $ 1,196,450    $  (206,809)
 General and administrative                                         $   92,691     $   125,609    $   (32,918)
 Management fees - General Partner                                  $     -        $    35,156    $   (35,156)
 Administrative expense reimbursements - General Partner            $     -        $    14,130    $   (14,130)
 Minority interest                                                  $    3,581     $   (10,063)   $    13,644


     Total expenses for 2005 decreased by $990,374, or 47.7% as compared to 2004. The decrease is consistent with our winding up of operations during 2005. During 2005 we sold all of our leased equipment.

     Net Loss

     As a result of the foregoing factors, net income in 2005 was $301,693 as compared to a net loss in 2004 of $998,444. The net income per weighted average number of limited partnership units outstanding was $0.79 for 2005 as compared to a net loss per weighted average number of limited partnership units outstanding of $2.62 for 2004.

Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:


                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                         2004          2003           Change
                                                                         ----          ----           ------

 Total revenue                                                      $1,077,843     $ 1,135,294    $   (57,451)
                                                                    ==========     ===========    ===========

 Rental income                                                      $  926,002     $ 1,076,686    $  (150,684)
 Finance income                                                     $   39,307     $    43,095    $    (3,788)
 Net gain (loss) on sales of equipment                              $ (121,565)    $  (263,552)   $   141,987
 Income (loss) from investments in joint ventures                   $   40,567     $   (74,009)   $   114,576
 Interest income                                                    $    9,386     $        55    $     9,331
 Other income                                                       $  184,146     $   353,019    $  (168,873)


     Total revenue for 2004 decreased by $57,451, or 5.1%, as compared to 2003. The decrease in rental income was due to equipment on lease to National Steel, previously held as investments in operating leases, which was sold at the end of 2003. During 2004, we terminated leases and incurred a smaller loss on equipment sales than we incurred during 2003. The increase in income (loss) from investments in joint ventures was due primarily to the dissolution of our investment in AIC Trust. The decrease in other income is due to an adjustment during 2004 related to our General Partner's revised estimate that certain liabilities relating to previously terminated leases were no longer valid.

         Expenses for 2004 and 2003 are summarized as follows:


                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                        2004            2003           Change
                                                                        ----            ----           ------
 Total expenses                                                     $2,076,287     $ 4,244,966    $(2,168,679)
                                                                    ==========     ===========    ============

 Depreciation                                                       $  715,005     $ 1,430,010    $  (715,005)
 Impairment loss                                                    $       -      $ 1,500,000    $(1,500,000)
 Interest                                                           $1,196,450     $ 1,105,218    $    91,232
 General and administrative                                         $  125,609     $   298,305    $  (172,696)
 Management fees - General Partner                                  $   35,156     $   106,843    $   (71,687)
 Administrative expense reimbursements - General Partner            $   14,130     $    39,635    $   (25,505)
 Amortization of initial direct costs                               $       -      $       706    $      (706)
 Reversal of provision for bad debts                                $       -      $  (204,018)   $   204,018
 Minority interest                                                  $  (10,063)    $   (31,733)   $    21,670


     Total expenses for 2004 decreased by $2,168,679, or 51%, over 2003. The decrease in expenses was a result of overall reduced fund activity. The decrease in depreciation was due to our General Partner's decision to discontinue depreciation on the Aeromexico aircraft at July 1, 2004 due to the value of the aircraft approximating its fair value at that time. The decrease in impairment loss was due to an impairment charge on the Aeromexico aircraft in 2003 which was not deemed necessary in 2004. The decrease in general and administrative expenses was primarily due to a reduction in professional fees due to the above mentioned reduction in fund activity. The provision for bad debts reversal in 2003 was due to our General Partner's review of the allowance for doubtful accounts and the conclusion that the allowance was overstated at that time. No such reversal was deemed necessary in 2004.

     Net Loss

     As a result of the foregoing factors, net loss was $998,444 in 2004 as compared to a net loss of $3,109,672 in 2003. The net loss per weighted average number of limited partnership units outstanding was $2.62 in 2004 compared to the net loss per weighted average number of limited partnership units outstanding of $8.15 in 2003.

     Liquidity and Capital Resources

     Sources and Uses of Cash

     Our main source of cash during 2005 and 2004 was from our operating activities and investing activities, respectively. During 2005 we had positive cash flows from operations of approximately $349,000. Additionally, during 2005 we received cash from investing activities. We also received approximately $50,000 from the sales of equipment and approximately $84,000 from distributions from our investments in joint ventures. During 2004 we received approximately $452,000 from distributions from our investments in joint ventures. Additionally, during 2004 we had positive cash flow from operations of approximately $203,000.

     We had no substantial uses of cash during 2005. Our primary uses of cash during 2004 were cash distributions to our partners and repayments to affiliated entities.

     Financings and Borrowings

     At December 31, 2005, we are not a party to any non-recourse debt.

     Based upon our current level of operations, we believe that the cash we have available will be adequate to meet our short-term liquidity needs and to complete our disposition period, which we anticipate will be completed during the Spring of 2006.

     Distributions

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 10, 2000. We did not pay any distributions during the year ended December 31, 2005. For the years ended December 31, 2004 and 2003 distributions were made to our limited partners totaled $314,487, and $2,417,343 respectively. For the years ended December 31, 2004, and 2003 we paid distributions to our General Partner totaling $3,177, and $24,418, respectively.

     Contractual Obligations and Commitments

     At December 31, 2005 we have no contractual obligations and are a not a party to non-recourse or recourse debt.

     Off-Balance Sheet Transactions

         None.

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

Item 8.  Financial Statements

     Index to Financial Statements                                     Page

     Report of Independent Registered Public Accounting Firm            13

     Consolidated Balance Sheets at December 31, 2005 and 2004          14

     Consolidated Statements of Operations for the Years Ended
       December 31, 2005, 2004 and 2003                                 15

     Consolidated Statement of Changes in Partners' Equity for the
       Years Ended December 31, 2003, 2004 and 2005                     16

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005, 2004, and 2003                                17

     Notes to Consolidated Financial Statements                         19

The Partners
ICON Cash Flow Partners L.P. Six


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Six (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Six and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the Partnership's reinvestment period ended November 10, 2000 and its disposition period commenced. As of December 31, 2005 the Partnership has disposed of its entire equipment portfolio and related assets and anticipates winding up operations during 2006.

/s/ Hays & Company LLP

March 3, 2006
New York, New York

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS
                                                    2005               2004
                                                    ----               ----
 Cash and cash equivalents                      $      522,149    $     34,167
                                                --------------    ------------

 Investments in finance leases:
     Minimum rents receivable                                -         563,313
     Unearned income                                         -          (2,967)
                                                --------------    ------------

     Net investment in finance leases                        -         560,346
                                                --------------    ------------

 Investments in operating leases:
    Equipment, at cost                                       -      17,714,798
    Accumulated depreciation                                 -      (8,668,859)
                                                --------------    ------------
   Net investments in operating leases                       -       9,045,939
                                                --------------    ------------

 Investments in joint ventures                               -          86,524
 Other assets, net                                           -          24,945
                                                --------------    ------------

            Total assets                        $      522,149    $  9,751,921
                                                ==============    ============

                        LIABILITIES AND PARTNERS' EQUITY

 Note payable - non-recourse and accrued
   interest                                     $            -    $  9,339,699
 Security deposits and deferred
   credits                                                   -           7,337
 Accounts payable and accrued
   expenses                                                  -           7,613
 Due to affiliates, net                                      -         150,000
 Minority interest                                           -          26,816
                                                --------------    -----------

        Total liabilities                                    -       9,531,465
                                                --------------    ------------

 Commitments and Contingencies

 Partners' equity:
   General Partner                                    (322,463)       (325,480)
   Limited Partners (377,758.47 units outstanding,
         $100 per unit original issue price)           844,612         545,936
                                                --------------    ------------
   Total partners'equity                               522,149         220,456
                                                --------------    ------------
   Total liabilities and partners' equity       $      522,149    $  9,751,921
                                                ==============    ============

See notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                                     2005              2004              2003
                                                                     ----              ----              ----
 Revenue:
      Rental income                                           $    721,629      $    926,002       $ 1,076,686
      Finance income                                                 2,743            39,307            43,095
      Net gain (loss) on sales of equipment                        631,066          (121,565)         (263,552)
      Income (loss) from investments in joint ventures              23,312            40,567           (74,009)
      Interest income                                                   -              9,386                55
      Other income                                                   8,856           184,146           353,019
                                                              ------------      ------------       -----------
                    Total revenue                                1,387,606         1,077,843         1,135,294
                                                              ------------      ------------       -----------

 Expenses:
      Depreciation                                                      -            715,005         1,430,010
      Impairment loss                                                   -                -           1,500,000
      Interest                                                     989,641         1,196,450         1,105,218
      General and administrative                                    92,691           125,609           298,305
      Management fees - General Partner                                 -             35,156           106,843
      Administrative expense reimbursements - General
        Partner                                                         -             14,130            39,635
      Amortization of initial direct costs                              -                -                 706
      Reversal of provision for bad debts                               -                -            (204,018)
      Minority interest                                              3,581           (10,063)          (31,733)
                                                              ------------      ------------       -----------

                    Total expenses                               1,085,913         2,076,287         4,244,966
                                                              ------------      ------------       -----------

 Net income (loss)                                            $    301,693      $   (998,444)      $(3,109,672)
                                                              ============      ============       ===========
 Net income (loss) allocable to:
      Limited Partners                                        $    298,676      $   (988,460)      $(3,078,575)
      General Partner                                                3,017            (9,984)          (31,097)
                                                              ------------      ------------       -----------

                                                              $    301,693      $  (998,444)       $(3,109,672)
                                                              ============      ===========        ===========
 Weighted average number of
      limited partnership units outstanding                        377,758           377,758           377,790
                                                              ============      ============       ===========
 Net income (loss) per weighted average
      limited partnership unit                                $       0.79      $      (2.62)      $     (8.15)
                                                              ============      ============       ===========



See notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2003, 2004 and 2005



                                                Limited Partner                                           Total
                                                    Units               Limited           General        Partners'
                                                 Outstanding            Partners          Partner         Equity
                                                 -----------            --------          -------         ------

 Balance, January 1, 2003                              378,258      $    7,346,175    $  (256,804)    $   7,089,371


 Limited partnership units redeemed                       (500)             (1,374)             -            (1,374)
 Cash distributions to partners                              -          (2,417,343)       (24,418)       (2,441,761)
 Net loss                                                    -          (3,078,575)       (31,097)       (3,109,672)
                                                --------------      --------------    -----------     -------------

 Balance, December 31, 2003                            377,758           1,848,883       (312,319)        1,536,564
 Cash distributions to partners                              -            (314,487)        (3,177)         (317,664)
 Net loss                                                    -            (988,460)        (9,984)         (998,444)
                                                --------------      --------------    -----------     -------------

 Balance, December 31, 2004                            377,758             545,936       (325,480)          220,456
 Net income                                                  -             298,676          3,017           301,693
                                                --------------      --------------    -----------     -------------

 Balance, December 31, 2005                            377,758      $      844,612    $ (322,463)     $     522,149
                                                ==============      ==============    ===========     =============

See notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                    2005             2004               2003
                                                                    ----             ----               ----
 Cash flows from operating activities:

    Net income (loss)                                         $    301,693      $   (998,444)      $(3,109,672)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Rental income paid directly to lenders by lessees        (710,000)         (900,000)         (900,000)
         Interest expense on non-recourse financing
            paid directly to lenders  by lessees                   710,000           900,000           900,000
         Depreciation                                                    -           715,005         1,430,010
         Impairment loss                                                 -                 -         1,500,000
         Amortization of initial direct costs
             and loan fees                                               -                 -            46,507
         Reversal of provision for bad debts                             -                 -          (204,018)
         Net (gain) loss on sales of equipment                    (631,066)          121,565           263,552
        (Income) loss from investments in joint ventures           (23,312)          (40,567)           74,009
         Non-cash portion of other income                           (4,483)                -                -
         Minority interest                                           3,581           (10,063)          (31,733)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables            556,008           365,767           360,299
     Other assets, net                                              24,945            (4,847)          123,332
     Accrued interest payable                                      279,641           296,450           159,417
     Security deposits and deferred credits                         (2,129)           (8,148)         (193,016)
     Accounts payable and accrued expenses                          (5,963)         (222,609)           (3,211)
     Due to affiliates, net                                       (150,000)          (10,992)            3,854
     Other                                                            -                    -            28,020
                                                              ------------      ------------       -----------


 Net cash provided by operating activities                         348,915           203,117           447,350
                                                              ------------      ------------       -----------

 Cash flows provided by investing activities:

     Proceeds from sales of equipment                               50,000             5,000           953,841
     Proceeds from sales of investments in joint ventures            4,758                 -                -
     Distributions received from
       investments in joint ventures                                84,309           452,140           379,779
                                                              ------------      ------------       -----------


 Net cash provided by investing activities                         139,067           457,140         1,333,620
                                                              ------------      ------------       -----------

 Cash flows used in financing activities:

    (Repayments to) proceeds from affiliates                             -          (352,765)          502,765
     Cash distributions to partners                                      -          (317,664)       (2,441,761)
     Redemption of limited partnership units                             -                 -            (1,374)
                                                              ------------      ------------       -----------


 Net cash used in financing activities                                   -          (670,429)       (1,940,370)
                                                              ------------      ------------       -----------

 Net increase (decrease) in cash and cash equivalents              487,982           (10,172)         (159,400)

 Cash and cash equivalents, beginning of the year                   34,167            44,339           203,739
                                                              ------------      ------------       -----------
 Cash and cash equivalents, end of the year                   $   522,149       $     34,167       $    44,339
                                                              ============      ============       ===========


See notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                        2005         2004              2003
                                                                        ----         ----              ----
 Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                        $         -    $         -      $         -
                                                                   ===========    ===========      ===========

 Supplemental disclosure of non-cash investing and financing activities:
     Principal and interest from finance leases paid
        directly to lender by lessee                               $         -    $         -      $   306,586
                                                                   ===========    ===========      ===========
     Rental income from operating lease paid directly
        to lender by lessee                                        $   710,000    $   900,000      $   900,000
                                                                   ===========    ===========      ===========
     Interest on non-recourse financing paid directly
        to lender by lessee                                        $   710,000    $   900,000      $  1,206,586
                                                                   ===========    ===========      ===========

See notes to consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(1)    Organization

     ICON Cash Flow Partners L.P. Six (the "Partnership") was formed on July 8, 1993 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership will continue until December 31, 2010, unless terminated sooner.

     The principal objective of the Partnership was to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, and continued through the reinvestment period, which ended on November 10, 2000; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) disposed of the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     The Partnership's reinvestment period ended November 10, 2000 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period. The Partnership has disposed of its entire equipment portfolio and related assets and anticipates winding up its operations during 2006.

     The Partnership's maximum offering amount was $120,000,000. The Partnership commenced business operations on its initial closing date of, March 31, 1994, with the issuance of 16,538 limited partnership units representing $1,653,773 of capital contributions. Between April 1, 1994 and November 8, 1995 the Partnership's final closing date, 367,319 additional limited partnership units were sold, bringing the total admissions to 383,857 limited partnership units representing $38,385,712 of capital contributions. Between 1995 and 2005 the Partnership redeemed 6,099 limited partnership units resulting in 377,758 limited partnership units outstanding at December 31, 2005.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    The Partnership accounts for its interests in minority owned joint ventures where the Partnership's ownership percentage is 20% to 50%, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     The Partnership accounts for its interests in minority owned joint ventures where the Partnership's ownership percentage is less than 20% under the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its distributions.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners in any one year, as defined in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the year.

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

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Income Taxes

     The Partnership is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual limited partner's rather than the Partnership's. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the limited partner's.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of notes payables approximates market value.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

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

     ICON Cash Flow Partners L.L.C. II

     The Partnership along with an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E), had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft (the "LLC II Aircraft"). The LLC II Aircraft was leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. Aeromexico continued to operate the LLC II Aircraft after the lease expiration and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease.

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the then outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000. Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the LLC II Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt. LLC II's gain on this sale was approximately $637,000 of which the Partnership's portion is approximately $631,000.

     The  six  joint  ventures   described  below  are  minority  owned  by  the
Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C.

     The Partnership along with Series E, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned an aircraft (the "LLC Aircraft") on lease with Aeromexico. This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA. The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $1,800.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     ICON Receivables 1997-A L.L.C.

     The Partnership along with three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E, and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series D, Series E and L.P. Seven owned, 31.03%, 17.81%, 31.19%, and 19.97%, respectively, in 1997-A.

     At December 31, 2004, 1997-A's operations were liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash was being reserved to pay for potential property tax; sales tax and other liabilities, if any.

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

     At December 31, 2004, 1997-B's operations were liquidated as the note holders have been repaid for most of their investment in 1997-B. The remaining cash was reserved to pay for potential property tax; sales tax and other liabilities, if any.

     ICON/Boardman Facility LLC

     The Partnership along with ICON Income Fund Eight A L.P. ("Fund Eight A"), had ownership interests of 0.5025% and 99.4975%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company located in Portland, Oregon.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,250,000. ICON BF recognized a net gain on the sale of approximately $4,834,000, of which the Partnership's portion of the gain was approximately $24,000. On September 29, 2005 the Partnership received its liquidating distribution in ICON BF in the amount of $68,308.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     ICON Cheyenne LLC

     The Partnership along with L.P. Seven, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The Partnership, L.P. Seven, Fund Eight A and Fund Eight B owned 1.0%, 10.31%, 1.0% and 87.69% interests, respectively, in ICON Cheyenne at that time. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which at December 31, 2005, 16 remain active, with various expiration dates ranging through September 2007. During December 2005, the Partnership sold its 1.0% ownership percentage to Fund Eight B for approximately $4,800. This price was determined by the General Partner to represent fair value of the Partnership's investment in ICON Cheyenne determined using a cash flow analysis of the remaining leases.

     ICON/AIC Trust

     In 2001, the Partnership along with, L.P. Seven and Fund Eight A formed, ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of equipment leases located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed to the beneficiaries of AIC Trust. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Seven and Fund Eight A owned interests of, 25.51%, 30.76% and 43.73%, respectively.

     For the year ended December 31, 2004, the Partnership realized an additional $107,519 of foreign currency translation gains from the transaction which is included in income from investments in joint ventures in the accompanying consolidated statement of operations.

(4)    Investments in Operating Leases

     Investments in operating leases are summarized as follows at December 31:

                                          2005           2004
                                          ----           ----
 Aircraft                             $        -     $ 17,600,646
 Technology Equipment                          -          114,152
                                      ----------     ------------
                                               -       17,714,798
 Less: accumulated depreciation                -       (8,668,859)
                                      ----------     ------------

                                      $        -     $  9,045,939
                                      ==========     ============

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft, the only remaining asset of the Partnership, to FINOVA in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000. Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the LLC II Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the LLC II Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt. The gain on this sale was approximately $637,000.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(4)    Investments in Operating Leases - continued

     During 2003 the Partnership recorded an impairment loss on the LLC II Aircraft of $1,500,000. This impairment loss was a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

(5)    Allowance for Doubtful Accounts

     During 2003 the provision for doubtful accounts was reversed as a result of the General Partner's determination that the allowance for doubtful accounts was overstated based on an analysis of the remaining lease payments due.

(6)    Note Payable - Non Recourse

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000.

(7) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

     At December 31, 2005 and 2004, the partners' equity accounts included in the consolidated financial statements totaled $522,149 and $220,456, respectively. The partners' capital for Federal income tax purposes at December 31, 2005 and 2004 totaled $5,704,218 and $(3,165,713), respectively. The difference arises primarily from sales expenses reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     The following table reconciles net income (loss) for financial statement reporting purposes to the net income (loss) for Federal income tax purposes as follows:

                                                              Years Ended December 31,
                                                             ------------------------
                                                          2005           2004           2003
                                                          -----         -----           ----
 Net income (loss) per consolidated financial
    statements                                       $  301,693       (998,444)     (3,109,672)
       Depreciation and amortization                     (4,101)       672,423       2,644,958
       Recovery for losses                                    -             -       (2,581,637)
       Gainon sale of equipment                       7,952,152        552,326         711,185

       Other                                            620,187       (286,508)     (1,886,080)
                                                     ----------     ----------     -----------

 Net income (loss) for Federal income tax purposes   $8,869,931     $  (60,203)    $(4,221,246)
                                                     ==========     ==========     ===========

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(8)    Transactions with Related Parties

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The General Partner performs certain services relating to the management of the Partnership's equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner. Effective for the period from July 1, 2004 through December 31, 2005, the General Partner, voluntarily decided to waive its right to management fees and administrative expense reimbursements.

     The General Partner also has a 1% interest in the Partnership's profits, losses and distributions. The Partnership paid distributions to the General Partner of $3,177, and $24,418, respectively, for the two years ended December 31, 2004. No distributions were paid for the year ended December 31, 2005. Additionally, the General Partner's interest in the Partnership's net income
(loss) was $3,107, $(9,984), and $(31,097), respectively, for the three years ended December 31, 2005.

     Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                                                 Years Ended December 31,
                                                 -----------------------
                                            2005            2004         2003
                                            -----           -----         ----
 Management fees                         $        -     $   35,156     $   106,843
 Administrative expense reimbursements            -         14,130          39,635
                                         ----------     ----------     -----------

 Total                                   $        -     $   49,286     $   146,478
                                         ==========     =========      ===========

     At December 31, 2004, the Partnership had a net payable of $150,000 due to L.P. Seven which related to distributions received from AIC Trust on behalf of L.P. Seven. This amount was repaid by the Partnership in January 2005.

(9)    Concentrations

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk.

                        ICON Cash Flow Partners L.P. Six
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(9)    Concentrations - continued

     The Partnership had one lessee for the years ended December 31, 2005, 2004 and 2003 that represents approximately 98%, 97% and 84%, respectively, of the Partnership's total finance lease income and operating lease income combined.

(10)   Other Income

     Other income for the year ended December 31, 2004 was $184,146 and related to the General Partner's revised estimate that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2004.

     Other income for the year ended December 31, 2003 of $353,019 is comprised of the following; $160,883 of a residual note payable that was written down to the General Partner's estimate of the current balance due, $136,283 relating to a legal settlement for a lease, which was terminated in December 2002, and $55,903 relating to the General Partner's revised estimate that certain liabilities relating to previously terminated leases were no longer valid at December 31, 2003.

(11) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:

                                                                         Quarters Ended in 2005
                                                                         ----------------------
                                                     March 31,         June 30,    September 30,   December 31,
                                                     ---------        ---------    -------------  -------------
 Revenue                                             $  230,662     $  236,701     $   229,825    $   690,418
                                                     ==========     ==========     ===========    ===========
 Net (loss) income allocable to limited
    partners                                         $  (80,413)    $  (59,456)    $   (83,465)   $   522,010
                                                     ==========     ==========     ===========    ===========
 Net (loss) income per weighted average
      limited partnership unit                       $    (0.21)    $    (0.16)    $     (0.22)   $      1.38
                                                     ==========     ==========     ===========    ===========

                                                                        Quarters Ended in 2004
                                                                        ----------------------
                                                     March 31,         June 30,    September 30,  December 31,
                                                     ---------       ---------     -----------    -----------
 Revenue                                             $  251,608     $  313,144     $   289,710    $   223,381
                                                     ==========     ==========     ===========    ===========
 Net (loss) income allocable to limited
   partners                                          $ (532,724)    $ (374,496)    $     1,556    $   (82,796)
                                                     ==========     ===========    ===========    ===========
 Net (loss) income per weighted average
      limited partnership unit                       $    (1.41)    $    (0.99)    $      0.01    $     (0.23)
                                                     ==========     ==========     ===========    ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. Accordingly, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

     In designing and evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, our General Partner offers a broad range of equipment leasing services.

     Our General Partner performs certain services relating to the management of our equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Our General Partner's officers and directors are:

        Name             Age          Position
        -----           ----           --------
 Beaufort J. B. Clarke  59       Chairman, Chief Executive Officer and Director
 Paul B. Weiss          45       President and Director
 Thomas W. Martin       52       Chief Operating Officer, Chief Financial Officer
                                   and Director


     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Code of Ethics

     Our General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.


   Entity             Capacity             Description           2005             2004            2003
   ------             --------             -----------           ----             ----            ----
 ICON Capital Corp. General Partner     Management fee        $     -         $     35,156    $  106,843
                                                              ============    ============    ==========
 ICON Capital Corp. General Partner     Administrative fees   $     -         $     14,130    $   39,635
                                                              ============    ===========     ==========


     Our General Partner also has a 1% interest in our profits and distributions. We paid distributions to our General Partner of $3,177, and $24,418, respectively, for the years ended December 31, 2004 and 2003. No distributions were paid for the year ended December 31, 2005. Additionally, our General Partner's interest in our net income (loss) was $3,107, $(9,984), and $(31,097), respectively, for the years ended December 31, 2005, 2004 and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 15, 2006, Directors and Officers of our General Partner do not own any of our equity securities.

     (c) Our General Partner owns the equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. Our General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 8 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the year ended December 31, 2005 and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                 2005             2004
                                 ----             ----
Audit Fees                      $28,930          $27,000

Audit related fees                   -                -

Tax fees (for compliance)        34,227           18,400
                                -------          ------

                                $63,157          $45,400
                                =======          =======

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

         See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

               Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

         31.1 Rule 13a-14(a)/15d-14(a) certifications.

         31.2 Rule 13a-14(a)/15d-14(a) certifications.

         32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners L.P. Six File No. 000-28136 (Registrant) by its General Partner, ICON Capital Corp.

Date: March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2006

/s/ Paul B. Weiss
-----------------
Paul B. Weiss
President and Director

Date: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Six;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated:   March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Cash Flow Partners L.P. Six (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Six